Form 10-Q
period 1995-04-30
MRL INC
filed 1995-06-12
CIK 66965

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (MARK ONE)

[ x ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended         April 30, 1995
                     -------------------------------------------------------
                                      OR
[   ]    Transition Report Pursuant To Section 13 Or 15(d) of The Securities
Exchange Act of 1934

For the transition period from
                               --------------------- to --------------------

Commission file number:             0-1363
                        ----------------------------------------------------

                                  MRL, Inc.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Missouri                                 43-0614403
- ----------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


  112 Point West Blvd., Suite 500, St. Charles, MO            63301
- ----------------------------------------------------------------------------
 (Address of principal executive office                     (Zip Code)

                               (314) 946-6900
- ----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


- ----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X        No
          ----         ---

                                                   Number of Shares
Title of class of Common Stock            outstanding as of this report date
- ------------------------------            ----------------------------------

Common Stock, par value $.10 per share                2,685,694
                                                    -------------

                          Exhibit Index is on Page 15

                               Page 1 of 16 Pages

                                   PART I

                           FINANCIAL INFORMATION

                                     CONDENSED BALANCE SHEETS
                                  APRIL 30 AND JANUARY 31, 1995

                                                               APRIL 30               JANUARY 31
                                                              -----------             ----------
                                                              (Unaudited)
Assets
- -------

Current Assets:
Cash and cash equivalents                                    $   101,000             $    47,000
Accounts receivable, net                                         713,000                 547,000
Notes receivable                                                   3,000                 278,000
Inventories                                                    1,050,000                 853,000
Prepaid expenses and
 other current assets                                             18,000                  57,000
Deferred income taxes                                             85,000                  35,000
                                                             ------------            ------------
    Total current assets                                       1,970,000               1,817,000

Property, plant and equipment, net                               354,000                 443,000
Notes receivable                                                 334,000                    --
Other assets                                                      16,000                  16,000
Deferred income taxes                                            386,000                 362,000
                                                             ------------            ------------
                                                             $ 3,060,000             $ 2,638,000
                                                             ============            ============

Liabilities and Shareholders' Equity (Deficit)
- -----------------------------------------------

Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                              $   727,000                 750,000
Accounts payable                                                 695,000                 388,000
Accrued expenses                                                 246,000                 245,000
Accrued payroll and payroll taxes                                127,000                  97,000
                                                             ------------            ------------
   Total current liabilities                                   1,795,000               1,480,000

Long-Term Obligations:
Long-term debt and capital lease obligations                   1,418,000               1,486,000

 Less current maturities of
  long-term obligations                                          727,000                 750,000
                                                             ------------            ------------
                                                                 691,000                 736,000
Deferred gain on sale of property, plant
  and equipment                                                  258,000                    --

Shareholders' Equity (Deficit):
Common stock                                                     279,000                 269,000
Additional paid-in capital                                     1,351,000               1,339,000
Deficit                                                       (1,117,000)               (989,000)
                                                             ------------            ------------
                                                                 513,000                 619,000

Less treasury stock                                             (197,000)               (197,000)
                                                             ------------            ------------
                                                                 316,000                 422,000
                                                             ------------            ------------
                                                             $ 3,060,000             $ 2,638,000
                                                             ============            ============

                                            UNAUDITED
                                CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994

                                                                 1995                    1994
                                                               --------                --------
Net sales                                                     $1,248,000              $1,508,000
Cost of goods sold                                               984,000               1,129,000
                                                              -----------             -----------
  Gross profit                                                   264,000                 379,000

Selling and administrative expenses                              455,000                 535,000
                                                              -----------             -----------
  Operating income (loss)                                       (191,000)               (156,000)

Other income (expenses)
  Interest expense                                               (40,000)                (42,000)
  Gain on sale of assets                                          29,000                    --
                                                              -----------             -----------
    Income (loss) from continuing operations
      before income taxes                                       (202,000)               (198,000)

Income taxes (benefit)                                           (74,000)                (72,000)
                                                              -----------             -----------
  Income (loss) from continuing operations                      (128,000)               (126,000)

Discontinued operations
  Gain from operations of
   discontinued segment, net of taxes                               --                   425,000
                                                              -----------             -----------
    Net income (loss)                                         $ (128,000)             $  299,000
                                                              ===========             ===========



Earnings (loss) per common share:
  Continuing operations                                          $  (.05)                $  (.05)
  Discontinued operations                                             --                     .17
                                                                ---------               ---------
    Net income (loss)                                            $  (.05)                $   .12
                                                                 ========                ========

                                            UNAUDITED
                                CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED APRIL 30, 1995 AND 1994

                                                                  1995                    1994
                                                                --------                --------
Cash flow from operating activities:
  Net income (loss)                                            $(128,000)              $ 299,000

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                               31,000                  39,000
      Provision for bad debts                                      1,000                   1,000
      (Gain) loss on sale of assets                              (29,000)               (676,000)
      Common stock issuance                                       22,000                    --

Changes in assets and liabilities:
  (Decrease) increase in accounts payable                        307,000                (210,000)
  Decrease (increase) in inventories                            (197,000)                 16,000
  Decrease (increase) in accounts receivable                    (167,000)                (17,000)
  Decrease (increase) in deferred income taxes                   (74,000)                177,000
  Decrease in other, net                                          39,000                  32,000
  (Decrease) increase in accrued expenses                         31,000                (148,000)
                                                               ----------              ----------
    Net cash (used in) provided by operating activities         (164,000)               (487,000)

Cash flows from investing activities:
  Capital expenditures                                              --                    (5,000)
  Proceeds from disposal of fixed assets                           7,000                 817,000
  Collections on notes receivable                                279,000                   5,000
                                                               ----------              ----------
    Net cash provided by investing activities                    286,000                 817,000

Cash flows from financing activities:
  Proceeds from line of credit                                   222,000                  54,000
  Payments on long-term obligations                             (290,000)               (136,000)
  Payment on short-term obligation                                  --                  (300,000)
                                                               ----------              ----------
    Net cash (used in) financing activities                      (68,000)               (382,000)

    Net increase (decrease) in cash and cash equivalents          54,000                 (52,000)

Cash and cash equivalents at beginning of year                    47,000                  99,000
                                                               ----------              ----------

Cash and cash equivalents at April 30                          $ 101,000               $  47,000
                                                               ==========              ==========

Supplemental cash flow information:
  Interest paid                                                $  37,000               $  73,000
                                                               ==========              ==========
  Income taxes paid                                            $    --                 $   4,000
                                                               ==========              ==========

Schedule of noncash financing and investing activities:
  Credit sale of property, plant and equipment                 $ 338,000               $    --
                                                               ==========              ==========

                                   MRL, INC.
                                   UNAUDITED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's results of operations and changes in financial position for the three month period ended April 30, 1995 and 1994. All significant intercompany accounts and transactions are eliminated in consolidation.

            The unaudited condensed statement of operations for the three month period ended April 30, 1994 has been restated to conform to the presentation of the statement of operations for the fiscal year ended January 31, 1995.

Note B -    The composition of inventory for the periods ended April 30, 1995 and January 31, 1995 is as follows:
                                                               4/30/95         1/31/95
                                                             ----------       ----------
            Finished goods                                   $   75,000       $   41,000
            Work in process                                      81,000           78,000
            Raw materials and supplies                          894,000          734,000
                                                             ----------       ----------

               Total inventory                               $1,050,000       $  853,000
                                                             ==========       ==========

Note C - Notes receivable at January 31, 1995 is a New Mexico Real Estate Contract (NOTE) receivable from the sale of a property in Albuquerque, New Mexico that occurred in fiscal 1994. This New Mexico Real Estate Contract was sold on February 23, 1995.

            Notes receivable at April 30, 1995 is a New Mexico Real Estate Contract (NOTE) receivable from the sale of the final property in Albuquerque, New Mexico that occurred on February 28, 1995. The amount of the second note was for $337,500. The second note has been assigned to the Company's primary lender, Norwest Business Credit, Inc.

Note D - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. The Company adopted "SFAS No. 109" as of February 1, 1993.

            Total income tax expense (benefit) for the three month periods ended April 30, 1995 and 1994 was allocated as follows:
                                                         1995              1994
                                                       ---------        ----------
            Income from
            Continuing Operations                      $(74,000)        $ (72,000)
            Discontinued Operations                       --              250,000
                                                       ---------        ----------
                                                       $(74,000)        $ 178,000
                                                       =========        ==========

            Income tax expense (benefit) attributed to income from continuing operations consists of:
                                                                          Current         Deferred            Total
                                                                          -------         --------            -----
            Three Months Ended April 30, 1995:

              U.S. Federal                                                $  --          $ (68,000)         $ (68,000)
              State and Local                                                --             (6,000)            (6,000)
                                                                          -------        ----------         ----------
                                                                          $  --          $ (74,000)         $ (74,000)
                                                                          =======        ==========         ==========

            Three Months Ended April 30, 1994:

              U.S. Federal                                                $ 1,000        $ (64,000)         $ (63,000)
              State and Local                                                --             (9,000)            (9,000)
                                                                          -------        ----------         ----------
                                                                          $ 1,000        $ (73,000)         $ (72,000)
                                                                          =======        ==========         ==========

            The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:
                                                                      Three Months      Three Months
                                                                          Ended             Ended
                                                                         4/30/95            4/30/94
                                                                      ------------      ------------
            Computed statutory tax                                      $(68,000)         $(64,000)

            Increase (reduction) in
            income taxes resulting from:

            State income taxes, net of
            federal income tax benefit                                    (6,000)           (9,000)

            Alternative minimum
            tax provision                                                   --               1,000
                                                                        ---------         ---------


            Income taxes (benefit)                                      $(74,000)         $(72,000)
                                                                        =========         =========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 30, 1995 and January 31, 1995 are presented below.
                                                                          4/30/95          1/31/95
                                                                          -------          -------
            Net operating loss carryforward                             $1,569,000       $1,442,000
            Plant and equipment, principally due
              to difference in depreciation                                 62,000           62,000
            Inventories, principally due to additional
              costs inventoried for tax purposes
              pursuant to the Tax Reform Act of 1986                        19,000           15,000
            Accrued vacation pay                                            15,000           13,000
            Provision for loss on asset sale and
              lawsuit settlement                                            10,000           40,000
            Accounts receivable, principally due to
              allowance for doubtful accounts                                6,000           35,000
            Alternative minimum tax carryforward                             5,000            5,000
                                                                        ----------       ----------
              Total gross deferred tax assets                            1,686,000        1,612,000
              Less valuation allowance                                   1,215,000        1,215,000
                                                                        ----------       ----------
              Net deferred tax assets                                   $  471,000       $  397,000
                                                                        ==========       ==========


            At April 30, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,400,000 which are available to offset future federal taxable income, if any, for periods ending from fiscal 2004 through fiscal 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note E - Earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding of 2,639,627 and 2,585,694 for the three months ended April 30, 1995 and 1994, respectively.

                                   MRL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- -------------------------------------------------------------------------------

Capital Resources and Liquidity
- --------------------------------

 The Company made principal payments during the first quarter of fiscal 1996 on industrial revenue bonds (IRB) of $250,000 by utilizing the proceeds from the sale of the New Mexico Real Estate Contract note receivable that related to a fiscal 1994 sale of property in Albuquerque, New Mexico. The $250,000 payment retired the principal outstanding on the Albuquerque, New Mexico IRB.

 The Company did not make the May 1, 1995, Piggott, Arkansas IRB payment of principal and interest of approximately $84,000. The payment was made by the Arkansas Industrial Development Commission (which had guaranteed the IRB payment) and discussions are in progress to negotiate a long-term repayment schedule that would begin later in fiscal 1996. The Arkansas Industrial Development Commission has proposed to make the final $285,000 Piggott, Arkansas IRB payment due on May 1, 1996, with a repayment schedule to be negotiated.

 Accounts payable increased $307,000 from January 31, 1995 to April 30, 1995. The increase was directly related to funds utilized in the operations during the first quarter of fiscal 1996. Accounts payable decreased $210,000 for the three month period ended April 30, 1994. The decrease was directly related to funds provided by the sale of the real estate during the first quarter of fiscal 1995.

 Accounts receivable increased $167,000 from January 31, 1995. This was primarily the result of the Utility Products operating group having greater sales in March and April, 1995 compared to December 1994 and January 1995. Accounts receivable increased $17,000 for the three month period ended April 30, 1994.

 Inventories increased $197,000 from January 31, 1995. The Company plans a reduction in inventories to more efficiently utilize working capital.

 As of April 30, 1995, the Company was in violation of the debt service coverage ratio covenant in its loan agreement entered into with Norwest Business Credit, Inc. ("Norwest"). This covenant is contained in the agreement with Norwest for a standstill period expiring March 31, 1996, during which period the Company has agreed to use its best efforts to obtain alternative financing. The Company is pursuing alternative lending sources that are more accustomed to servicing the lower amounts of borrowing levels that the Company currently requires; however, there is no assurance that such alternative financing will be obtained. As a result of the violation, Norwest has the right to terminate the standstill period, call the loan and exercise its remedies under the loan agreement. The Company intends to negotiate with Norwest for an agreement to continue the standstill period while the Company pursues alternative lending sources; however, there is no assurance that such an agreement will be obtained.

 The Company had approximately $105,000 of credit available under the loan agreement at April 30, 1995. However, the Company is presently borrowing the maximum amount permitted under the loan agreement based upon the collateral borrowing base in the loan agreement. The Company has made additional personnel reductions in the Utility Products Group and implemented additional cost reductions for the entire Company. If, however, the Company continues to experience significant operating losses in the future, there can be no assurance sufficient capital will be available to meet its obligations.

 On March 28, 1995 the Company sold its remaining property in Albuquerque, New Mexico for $375,000, of the total price, 10% was paid in cash and the balance was paid by delivery of a New Mexico Real Estate Contract. The Contract bears a 10% interest rate with a payment schedule containing a 25 year amortization, with a balloon payment required after 7 years. The Company collaterally assigned the New Mexico Real Estate Contract to Norwest in connection with the Standstill Agreement described above.

 Under the Standstill Agreement, the Company would receive 50% of the net proceeds of the sale of the New Mexico Real Estate Contract, with the balance being payable to the lender, which payment will permanently reduce the borrowing availability under the loan agreement. The net proceeds from such a sale are estimated to be approximately $265,000. In addition, subject to the prior approval of the Company's Board of Directors, if the Company sells the New Mexico Real Estate Contract and if the lender consents, the Company will repurchase 250,000 shares of MRL, Inc. common stock for $78,125 under an agreement with its former President.

Results of Operations
- ----------------------

 Sales decreased 17% for the three month period ended April 30, 1995, when compared to the same period in fiscal 1995. Changes in sales by operating group, were as follows:

                                Three Months Ended
                                  April 30, 1995
                              ----------------------
                                           % Change
                                  Net        Over
                               Decrease   Prior Year
                              ----------  ----------
Utility Products              $(233,000)    (21%)
Precision Metals                (27,000)     (7%)
                              ----------
Net Total                     $(260,000)
                              ==========

 The decrease in sales for the Utility Products Group in the first quarter of fiscal 1996 as compared with the same period in the prior year is a continuation of the reduced level of demand by this group's customers. The Company is in the process of restructuring this group to enable it to continue to operate at such a reduced sales level. In May 1995, the Company discontinued production for a two week period while continuing to meet current production requirements.

 The Precision Metals Group's sales decrease for the three month period ended April 30, 1995, compared with the same period in the prior year, occurred primarily due to production difficulties with several new products in the first quarter of fiscal 1996. The Company anticipates a growth in sales from the Precision Metals Group for the balance of fiscal 1996 at reasonable operating margins.

 Selling and administrative expenses for the three month period ended
April 30, 1995, included approximately $22,000 of a noncash expense associated with the issuance of 100,000 shares of MRL, Inc. common stock to the Company's new President and CEO. Such expenses also included approximately $38,000 under a separation agreement between the Company and its former President and CEO.

 Interest expense for the three month period ended April 30, 1995 was $40,000, a $2,000 decrease compared to the same period in fiscal 1995, which was due to lower debt levels. However, due to current levels of borrowing and interest rate increases, the Company expects interest expense to increase in the near-term.

 For the three month period ended April 30, 1995, the Company experienced a $29,000 gain from the sale of fixed assets, when the Company sold the remaining Albuquerque, New Mexico real estate for $375,000. In addition, the Company recorded a deferred gain of approximately $258,000, which will be recognized upon the collection of the New Mexico Real Estate Contract.

 For the three month period ended April 30, 1994, the Company experienced a $676,000 gain from the sale of the St. Charles real estate on March 31, 1994, which amount was reflected in discontinued operations, net of income taxes.

 The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. For the three month period ended April 30, 1995, the Company recorded $74,000 of income tax benefit compared to $178,000 of income tax expense in the same period in fiscal 1995. For the period ended April 30, 1994, discontinued operations contained $250,000 of income tax expense.

 For the three months ended April 30, 1995, the net loss was $128,000 compared to net income of $299,000 for the same period in the prior year. The fiscal 1996 period was adversely affected by decreased sales volume and the non-recurring selling and administrative expenses mentioned above. The fiscal 1995 period contained the gain from the real estate sale recorded in discontinued operations. Without the unusual selling and administrative expenses, the operating loss in fiscal 1996 would have been $131,000, which is less than the $156,000 operating loss in fiscal 1995.

 The Company has been contacted regarding a paint warranty issue by the end user of standby power units supplied during fiscal 1994 with powder coated paint, in connection with substantial paint imperfections on such units. In late December 1994 the Company's customer, who had received the standby power units and ultimately shipped them to the end user, filed a breach of contract lawsuit against the Company in an amount to be determined, but in excess of $900,000. The Company has investigated and verified the extent of the problem, and estimates that it is possible that the cost to correct the paint imperfections could exceed $1,000,000. It is the opinion of the Company that the liability for correction of this problem is the responsibility of an independent vendor that performed the powder coating for the Company. Should the vendor be unable to satisfy this liability, which the Company understands is likely to be the case, it is the opinion of management that the Company has insurance coverage that will satisfy this liability However, in December 1994 the Company's insurance carrier denied coverage. The Company has been sued for breach of contract with respect to the paint problem and, in turn, has brought suit against its insurance carrier seeking to be defended and indemnified by the carrier against this suit. Management continues to be of the opinion that Company resources will not be required to satisfy this liability.

                                    PART II

                               OTHER INFORMATION


Item 3.      Defaults Upon Senior Securities
             -------------------------------

             The Company failed to make a required principal and interest payment on May 1, 1995, of approximately $84,000 on its Piggott, Arkansas industrial revenue bonds. The payment was made by the Arkansas Industrial Development Commission ("Commission"), which had guaranteed the bonds payment. The Company is in discussions with the Commission regarding a repayment schedule. The Commission has proposed to make the final $285,000 bond payment due May 1, 1996 and to negotiate a repayment schedule with the Company.

             The Company has entered into a Standstill Agreement with its principal lender for a period ending March 31, 1996. The Company is in default under its loan agreement due to not meeting various financial covenants. The lender has agreed not to call the loan during the standstill period so long as the Company uses its best efforts to refinance the loan with a third party and otherwise complies with the loan agreement, including a revised debt service coverage ratio. As of April 30, 1995, the Company failed to meet that ratio. As a result, the lender has the right to terminate the standstill period, call the loan, and exercise its remedies under the loan agreement. The Company intends to negotiate with its principal lender for an agreement to continue the standstill period while the Company pursues alternative lending sources; however, there is no assurance that such an agreement will be obtained.


Item 6.      Exhibits and Reports on Form 8-K
             --------------------------------

       (a)   See Exhibit Index on Page 15.

       (b) The following Reports on Form 8-K were filed during the quarter ended April 30, 1995:

             (i) Report filed March 15, 1995 regarding resignation of William C. Cottle as President and Chief Executive Officer.

                                   MRL, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MRL, Inc.



   Date:  June 12, 1995       By:       /s/Larry J. Stallings
                                 -----------------------------------------
                                       Larry J. Stallings
                                       President and
                                       Chief Executive Officer



   Date:  June 12, 1995       By:       /s/ Duane E. Obert
                                 -----------------------------------------
                                      Duane E. Obert
                                      Treasurer and Chief Financial Officer

                             MRL, Inc.

                           EXHIBIT INDEX

Exhibit                                              Page of this
Number                 Description                      Report
- -------    -----------------------------------       ------------
  11       Computation of Weighted Average Number         16
           of Shares