Form 10-Q
period 1995-07-31
MRL INC
filed 1995-09-14
CIK 66965

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                               FORM 10-Q

                              (MARK ONE)

[ x ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended         July 31, 1995
                     -----------------------------------------------
                                  OR
[   ]     Transition Report Pursuant To Section 13 Or 15(d) of The
          Securities Exchange Act of 1934

For the transition period from ------------------ to ---------------

Commission file number:             0-1363
                         -------------------------------------------

                            MRL, Inc.
--------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

       Missouri                               43-0614403
--------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)            Identification No.)


112 Point West Blvd., Suite 500, St. Charles, Missouri        63301
--------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

                            (314) 946-6900
--------------------------------------------------------------------
         (Registrant's telephone number, including area code)


--------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ----     ----

Title of class of Common Stock             Number of Shares outstanding as of this report date
------------------------------             ---------------------------------------------------
Common Stock, par value $.10 per share                        2,685,694
                                                              ---------

                                PART I

                         FINANCIAL INFORMATION

                                   CONDENSED BALANCE SHEETS
                                 JULY 31 AND JANUARY 31, 1995

                                                  JULY 31       JANUARY 31
                                                -----------     ----------
                                                (Unaudited)
Assets
------

Current Assets:
Cash and cash equivalents                      $   136,000     $    47,000
Accounts receivable, net                           544,000         547,000
Notes receivable                                   255,000         278,000
Inventories                                        905,000         853,000
Prepaid expenses and
 other current assets                               31,000          57,000
Deferred income taxes                               97,000          35,000
                                                -----------     -----------
                                                 1,968,000       1,817,000

Property, plant and equipment, net                 328,000         443,000
Other assets                                         6,000          16,000
Deferred income taxes                              269,000         362,000
                                                -----------     -----------
                                               $ 2,571,000     $ 2,638,000
                                               ============    ============

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------

Current Liabilities:
Current maturities of long term debt
  and capital lease obligations                $   917,000     $   750,000
Accounts payable                                   738,000         388,000
Accrued expenses                                   267,000         245,000
Accrued payroll and payroll taxes                   97,000          97,000
                                                -----------     -----------
   Total current liabilities                     2,019,000       1,480,000

Long-Term Obligations:
Long-term debt and capital lease obligations     1,288,000       1,486,000

 Less current maturities of
  long-term obligations                            917,000         750,000
                                                -----------     -----------
                                                   371,000         736,000

Deferred gain on sale of property, plant
  and equipment                                    176,000            --

Shareholders' Equity (Deficit):
Common stock                                       279,000         269,000
Additional paid-in capital                       1,351,000       1,339,000
Deficit                                         (1,428,000)       (989,000)
                                                -----------     -----------
                                                   202,000         619,000

Less treasury stock                               (197,000)       (197,000)
                                                -----------     -----------
                                                     5,000         422,000
                                                -----------     -----------
                                               $ 2,571,000     $ 2,638,000
                                               ============    ============


                                              UNAUDITED
                                 CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1995 AND 1994

                                               Three Months Ended         Six Months Ended
                                               ------------------         ----------------
                                              7/31/95       7/31/94      7/31/95     7/31/94
                                             ---------    ----------    ---------   ---------
Net sales                                   $1,150,000    $1,287,000   $2,398,000  $2,795,000
Cost of goods sold                             896,000       989,000    1,880,000   2,118,000
                                            -----------   -----------  ----------- -----------
  Gross profit                                 254,000       298,000      518,000     677,000
Selling and administrative expenses            411,000       440,000      866,000     975,000
                                            -----------   -----------  ----------- -----------
  Operating income (loss)                     (157,000)     (142,000)    (348,000)   (298,000)

Other income (expenses)
  Interest expense                             (43,000)      (38,000)     (83,000)    (80,000)
  Gain on sale of assets                          --            --         29,000        --
                                            -----------   -----------  ----------- -----------
    Income (loss) from continuing
     operations before income taxes           (200,000)     (180,000)    (402,000)   (378,000)

Income taxes (benefit)                         107,000       (68,000)      33,000    (140,000)
                                            -----------   -----------  ----------- -----------
  Income (loss) from continuing
    operations                                (307,000)     (112,000)    (435,000)   (238,000)

Discontinued operations
  Gain (loss) from operations of
   discontinued segment, net of taxes           (4,000)         --         (4,000)    425,000
                                            -----------   -----------  ----------- -----------

    Net income (loss)                       $ (311,000)   $ (112,000)  $ (439,000) $  187,000
                                            ===========   ===========  =========== ===========


Earnings (loss) per common share:
  Continuing operations                     $     (.12)   $     (.04)  $     (.16) $     (.09)
  Discontinued operations                           --            --           --         .16
                                            -----------   -----------  ----------- -----------
    Net income (loss)                       $     (.12)   $     (.04)  $     (.16) $      .07
                                            ===========   ===========  =========== ===========

                                           UNAUDITED
                              CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JULY 31, 1995 AND 1994

                                                               1995             1994
                                                           -----------       -----------
Cash flow from operating activities:
  Net income (loss)                                         $(439,000)       $  187,000

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                            62,000            80,000
      Provision for bad debts                                   2,000             2,000
      (Gain) on sale of assets                                (29,000)         (676,000)
      Common stock issuance                                    22,000              --

Changes in assets and liabilities:
  (Decrease) increase in accounts payable                     350,000           (86,000)
  Decrease (increase) in inventories                          (52,000)            7,000
  Decrease in other, net                                       36,000            26,000
  Decrease in deferred income taxes                            31,000           110,000
  (Decrease) increase in accrued expenses                      22,000           (48,000)
  Decrease in accounts receivable                               1,000            88,000
                                                            ----------       -----------
    Net cash provided by (used in) operating activities         6,000          (310,000)

Cash flows from investing activities:
  Capital expenditures                                         (5,000)           (5,000)
  Proceeds from disposal of fixed assets                        7,000           818,000
  Collections on notes receivable                             279,000            12,000
                                                            ----------       -----------
  Net cash provided by investing activities                   281,000           825,000

Cash flows from financing activities:
  Proceeds from (payment on) line of credit                   107,000           (26,000)
  Payments on long-term obligations                          (305,000)         (154,000)
  Payment on short-term obligation                              --             (300,000)
                                                            ----------       -----------
    Net cash (used in) financing activities                  (198,000)         (480,000)

    Net increase in cash and cash equivalents                  89,000            35,000

Cash and cash equivalents at beginning of year                 47,000            99,000
                                                            ----------       -----------

Cash and cash equivalents at July 31                        $ 136,000        $  134,000
                                                            ==========       ===========

Supplemental cash flow information:
  Interest paid                                             $  71,000        $   94,000
                                                            ==========       ===========
  Income taxes paid                                         $     --         $    4,000
                                                            ==========       ===========
Schedule of noncash financing and investing activities:
  Credit sale of property, plant and equipment              $ 338,000        $     --
                                                            ==========       ===========

                            MRL, INC.
                            UNAUDITED
             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's results of operations and changes in financial position for the three month and six month periods ended July 31, 1995 and 1994. All significant intercompany accounts and transactions are eliminated in consolidation.

          The unaudited condensed statement of operations for the six month period ended July 31, 1994 has been restated to conform to the presentation of the statement of operations for the year ended January 31, 1995.

Note B -  The composition of inventory for the periods ended July
          31, 1995 and January 31, 1995 is as follows:

                                         7/31/95       1/31/95
                                       -----------   -----------
          Finished goods               $   73,000    $   41,000
          Work in process                  79,000        78,000
          Raw materials and supplies      753,000       734,000
                                       -----------   -----------
             Total inventory           $  905,000    $  853,000
                                       ===========   ===========

Note C - Notes receivable at January 31, 1995 is a New Mexico Real Estate Contract (NOTE) receivable from the sale of a property in Albuquerque, New Mexico that occurred in fiscal 1994. This New Mexico Real Estate Contract was sold on February 23, 1995.

          Notes receivable at July 31, 1995 is a New Mexico Real Estate Contract (NOTE) receivable from the sale of the final property in Albuquerque, New Mexico that occurred on February 28, 1995. The second note was assigned to the Company's primary lender, Norwest Business Credit, Inc. ("Norwest"). This New Mexico Real Estate Contract was sold in August 1995, with 50% of the net proceeds being paid to Norwest under terms of the Standstill Agreement between the Company and Norwest.

Note D - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. The Company adopted "SFAS No. 109" as of February 1, 1993.

          Total income tax expense (benefit) for the three and six month periods ended July 31, 1995 and 1994 was allocated as follows:


                                                         1995            1994
                                                      ----------      ----------
          Three Months Ended July 31:
          Income from
          Continuing Operations                        $107,000       $ (68,000)
          Discontinued Operations                        (2,000)           --
                                                       ---------      ----------
                                                       $105,000       $ (68,000)
                                                       =========      ==========

          Six Months Ended July 31:
          Income from
          Continuing Operations                        $ 33,000       $(140,000)
          Discontinued Operations                        (2,000)        250,000
                                                       ---------      ----------
                                                       $ 31,000       $ 110,000
                                                       =========      ==========

          Income tax expense (benefit) attributed to income from continuing operations consists of:

                                                    Current        Deferred       Total
                                                    -------        --------       -----

          Three Months Ended July 31, 1995:
            U.S. Federal                            $  --         $  98,000     $  98,000
            State and Local                                           9,000         9,000
                                                    --------      ----------    ----------
                                                    $  --         $ 107,000     $ 107,000
                                                    ========      ==========    ==========

          Three Months Ended July 31, 1994:
            U.S. Federal                            $(1,000)      $ (58,000)    $ (59,000)
            State and Local                            --            (9,000)       (9,000)
                                                    --------      ----------    ----------
                                                    $(1,000)      $ (67,000)    $ (68,000)
                                                    ========      ==========    ==========

          Six Months Ended July 31, 1995:

            U.S. Federal                            $  --         $  30,000     $  30,000
            State and Local                            --             3,000         3,000
                                                    --------      ----------    ----------
                                                    $  --         $  33,000     $  33,000
                                                    ========      ==========    ==========

          Six Months Ended July 31, 1994:

            U.S. Federal                            $  --         $(122,000)    $(122,000)
            State and Local                            --           (18,000)      (18,000)
                                                    --------      ----------    ----------
                                                    $  --         $(140,000)    $(140,000)
                                                    ========      ==========    ==========

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the three and six month periods ended July 31 are as follows:

                                            Three Months Ended           Six Months Ended
                                          7/31/95        7/31/94       7/31/95        7/31/94
                                         ---------      ---------     ---------      ---------

          Deferred Tax
          Expense (Benefit)              $(75,000)      $(67,000)     $(149,000)     $(140,000)

          Increase in beginning
          of period balance of the
          valuation allowance for
          deferred tax assets             182,000           --          182,000           --
                                         ---------     ----------    -----------     ----------
                                         $107,000      $ (67,000)    $   33,000      $(140,000)
                                         =========     ==========    ===========     ==========

          The provision for (reduction in) income taxes differs from the amount of income tax determined by applying the applicable U.S.
          statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:

                                            Three Months Ended           Six Months Ended
                                         7/31/95         7/31/94       7/31/95        7/31/94
                                        ---------       ---------     ---------      ---------

          Computed statutory
          tax                           $(69,000)       $(58,000)     $(137,000)     $(122,000)

          Increase (reduction) in
          income taxes resulting from:

          State income taxes, net of
          federal income tax benefit      (6,000)         (9,000)       (12,000)       (18,000)

          Alternative minimum
          tax provision                     --            (1,000)          --             --

          Change in the beginning
          of the period balance of
          the valuation allowance
          for deferred tax assets        182,000            --          182,000           --
                                        ---------      ----------    -----------     ----------

          Income taxes                  $107,000       $ (68,000)    $   33,000      $(140,000)
                                        =========      ==========    ===========     ==========


          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1995 and January 31, 1995 are presented below.

                                                              7/31/95        1/31/95
                                                             ---------      ---------
          Net operating loss carryforward                   $1,651,000     $1,442,000
          Plant and equipment, principally due
            to difference in depreciation                       62,000         62,000
          Inventories, principally due to additional
            costs inventoried for tax purposes
            pursuant to the Tax reform Act of 1986              16,000         15,000
          Accrued vacation pay                                  14,000         13,000
          Provision for loss on asset sale and
            lawsuit settlement                                   8,000         40,000
          Accounts receivable, principally due to
            allowance for doubtful accounts                      7,000         35,000
          Alternative minimum tax carryforwards                  5,000          5,000
                                                            ----------     ----------
            Total gross deferred tax assets                  1,763,000      1,612,000
            Less valuation allowance                         1,397,000      1,215,000
                                                            ----------     ----------
            Net deferred tax assets                         $  366,000     $  397,000
                                                            ==========     ==========

          At July 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,600,000 which are available to offset future federal taxable income, if any, for periods ending from fiscal 2004 through fiscal 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note F - Loss per share is computed using the weighted average number of shares of common stock outstanding of 2,685,694 and 2,585,694 for the three months ended July 31, 1995 and 1994, respectively, and 2,663,042 and 2,585,694 for the six months ended July 31, 1995 and 1994, respectively.

                               MRL, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------------------


Capital Resources and Liquidity
-------------------------------

          The Company did not make the May 1, 1995, Piggott, Arkansas IRB payment of principal and interest of approximately $84,000. The payment was made by the Arkansas Industrial Development Commission ("AIDC") (which had guaranteed the IRB payment). The AIDC has also proposed to make the final $285,000 Piggott, Arkansas IRB payment due on May 1, 1996. Discussions are in progress to negotiate a long-term repayment schedule that would begin later in fiscal 1996 for payment by the Company of the amounts advanced and to be advanced by the AIDC. However, there is no assurance that agreement regarding such a repayment schedule will be reached.

          As of July 31, 1995, the Company was also delinquent on approximately $32,000 of principal and interest payments required under certain other long-term debt and capital lease obligations. Discussions are also in progress to negotiate repayment schedules on such obligations; however, there is no assurance that repayment agreements will be obtained.

          As of July 31, 1995, the Company was in violation of the debt service coverage ratio covenant in its loan agreement entered into with Norwest Business Credit, Inc. ("Norwest"). This covenant is contained in the agreement entered into with Norwest for a standstill period expiring March 31, 1996 (the "Standstill Agreement"), during which period the Company has agreed to use its best efforts to obtain alternative financing. Effective August 9, 1995, the Company and Norwest amended the Standstill Agreement to permanently reduce the line of credit to $475,000 from $900,000 and to provide for the payment of a minimum interest charge of $5,500 per month. With the amendment, Norwest waived the default for the periods ended April 30, 1995 and May 31, 1995 under the Standstill Agreement. The Company is pursuing alternative lending sources that are more accustomed to servicing the lower amounts of borrowing levels that the Company currently requires. However, to date no such alternative sources have been obtained, and in light of the Company's current operating losses, there is no assurance that such alternative financing will be obtained. As a result of the violation, Norwest has the right to terminate the standstill period, call the loan and exercise its remedies under the loan agreement. The Company intends to negotiate with Norwest for an agreement to continue the standstill period while the Company continues to pursue alternative lending sources; however, there is no assurance that such an agreement will be obtained.

          The Company is presently borrowing the maximum amount permitted under the loan agreement based upon the collateral borrowing base in the loan agreement.

          The Company has made personnel reductions in the Utility Products Group and implemented cost reductions for the entire Company. However, if the Company continues to experience significant operating losses, there is no assurance sufficient capital will be available to meet its obligations.

          On August 11, 1995, the Company received $255,000 in proceeds from the sale of the New Mexico Real Estate Contract. Under the Standstill Agreement with Norwest, the Company received 50% of the net proceeds from this sale and the balance was paid to Norwest, which payment is a permanent reserve against accounts receivable used in computing borrowing availability.

          After the Company sold the New Mexico Real Estate Contract, the Company's Board of Directors determined not to repurchase 250,000 shares of MRL, Inc. common stock for $78,125 by September 1, 1995 under an agreement with its former president. The agreement had been entered into subject to the Board of Directors' approval.

          Accounts payable increased $350,000 from January 31, 1995 to July 31, 1995. The increase was directly related to losses incurred during the first two quarters of fiscal 1996. As a result of the current level of accounts payable, the Company has experienced difficulty in obtaining materials from certain of its vendors. Accounts payable decreased $86,000 for the six month period ended July 31, 1994. The decrease was directly related to funds provided by the sale of the real estate during the first quarter of fiscal 1995.

          Accounts receivable decreased $1,000 from January 31, 1995 to July 31, 1995. Accounts receivable decreased $88,000 for the six month period ended July 31, 1994, reflecting lower sales in July 1994 when compared to the January 1994 sales.

          Inventories increased $52,000 from January 31, 1995 to July 31, 1995. The Company has adopted an inventory reduction program to more efficiently utilize working capital.

Results of Operations
---------------------

          Sales decreased 11% for the three month period and decreased
14% for the six month period ended July 31, 1995, when compared to the same periods in fiscal 1995. Changes in sales by operating group, are as follows:

                                  Three Months Ended                  Six Months Ended
                                    July 31, 1995                      July 31, 1995
                            ------------------------------     ------------------------------
                                  Net           % Change             Net           % Change
                               Increase           Over            Increase           Over
                              (Decrease)       Prior Year        (Decrease)       Prior Year
                              ----------       ----------        ----------       ----------

Utility Products              $(209,000)         (23%)           $(442,000)         (22%)
Precision Metals                 72,000           18%               45,000            6%
                            ------------                       ------------

Net Total                   $  (137,000)                       $  (397,000)
                            ============                       ============

     The decrease in sales for the Utility Products Group in the first two quarters of fiscal 1996 compared with the same periods in the prior year is a continuation of the reduced level of demand by this group's customers. The Company has restructured this group in light of current reduced sales levels and is negotiating to obtain certain additional business. However, there is no assurance that higher sales will be obtained in the foreseeable future under current industry conditions.

     The Precision Metals Group experienced an increase in sales for the three month and six month periods ended July 31, 1995, compared with the same periods in the prior year, primarily from sales to new customers. The Company believes this is primarily the result of increased sales efforts. The Company anticipates a continuing growth in sales from the Precision Metals Group for the balance of fiscal 1996 at reasonable operating margins.

     Selling and administrative expenses for the three month and six month periods ended July 31, 1995 were less than the comparable periods in the prior year, primarily as a result of the Company's cost reduction and restructuring efforts.

     Interest expense for the three month and six month periods ended July 31, 1995 was $43,000 and $83,000, respectively. These amounts reflect a $5,000 and $3,000 increase when compared to the same periods in fiscal 1995 respectively. The increases were due to higher interest rates on borrowings in the fiscal 1996 periods.

     During the six month period ended April 30, 1994, the Company realized a $676,000 gain from the sale of the St. Charles real estate on March 31, 1994, which amount was reflected in discontinued operations, net of income taxes.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. For the three month period ended July 31, 1995, the Company recorded $105,000 of income tax expense compared to $68,000 of income tax benefit in the same period in fiscal 1995. For the six month period ended July 31, 1995, the Company recorded $31,000 in income tax expense compared to $110,000 for the same period in fiscal 1995. For the three month and six month periods ended July 31, 1995 discontinued operations contained a $2,000 benefit for income taxes and for the six month period ended July 31, 1994 discontinued operations contained $250,000 of income tax expense. The valuation allowance for deferred income taxes was increased by $182,000 during the three month period ended July 31, 1995, while in the fiscal 1995 periods the valuation allowance for deferred income taxes was not adjusted. The fiscal 1996 and 1995 income tax expense amounts were recorded as reductions to the deferred income tax asset and will not require a cash payment.

     For the three months ended July 31, 1995, the Company experienced a $311,000 net loss compared to a net loss of $112,000 for the same period in the prior year. For the six months ended July 31, 1995, the net loss was $439,000 compared to net income of $187,000 for the same period in the prior year. The fiscal 1996 periods were adversely affected by the decreased sales volume in the Utility Products Group mentioned above, and the adjustment to the valuation allowance for deferred income taxes. The six month period ended July 31, 1994 contained the gain from the real estate sale recorded in discontinued operations.

     In August 1995, the Company will record a gain of approximately $176,000 from the sale of assets when the Company collects the proceeds from the sale of the New Mexico Real Estate Contract. This is the amount of the deferred gain on the sale of property, plant and equipment at July 31, 1995.

     The Company has been contacted regarding a paint warranty issue by the end user of standby power units supplied during fiscal 1994 with powder coated paint, in connection with substantial paint imperfections on such units. In late December 1994 the Company's customer, who had received the standby power units and ultimately shipped them to the end user, filed a breach of contract lawsuit against the Company in an amount to be determined, but in excess of $900,000. The Company has investigated and verified the extent of the problem, and estimates that it is possible that the cost to correct the paint imperfections could exceed $1,000,000. It is the opinion of the Company that the liability for correction of this problem is the responsibility of an independent vendor that performed the powder coating for the Company. Should the vendor be unable to satisfy this liability, which the Company understands is likely to be the case, it is the opinion of management that the Company has insurance coverage that will satisfy this liability. However, in December 1994 the Company's insurance carrier denied coverage. The Company has been sued for breach of contract with respect to the paint problem and, in turn, has brought suit against its insurance carrier seeking to be defended and indemnified by the carrier against this suit. Management continues to be of the opinion that Company resources will not be required to satisfy this liability.

     On April 4, 1988, the Company sold shares of its treasury stock to four officers and a key employee of the Company and agreed to guarantee bank loans obtained by each of these individuals to purchase the shares. These loans were fully paid by January 31, 1994. The Company is a defendant in a lawsuit filed by two of such individuals in which it is alleged that the Company agreed to repurchase their stock. The suit asks that the Company repurchase the common stock and reimburse the plaintiffs for interest incurred on the loans used to finance the stock purchase. The Company received notice that this suit was dismissed on May 31, 1995 for want of prosection. This suit may be subject to refiling within one year.

                              PART II

                         OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          The Company failed to make a required principal and interest payment on May 1, 1995, of approximately $84,000 on its Piggott, Arkansas industrial revenue bonds. The payment was made by the Arkansas Industrial Development Commission ("Commission"), which had guaranteed payment of
          the bonds.    The Commission has also proposed to make the
          final $285,000 bond payment due May 1, 1996. The Company is in discussions with the Commission regarding a repayment schedule; however, there is no assurance that the Commission will agree to a repayment schedule.

          The Company has entered into a Standstill Agreement with its principal lender for a period ending March 31, 1996. The Company is in default under its loan agreement due to not meeting various financial covenants. The lender has agreed not to call the loan during the standstill period so long as the Company uses its best efforts to refinance the loan with a third party and otherwise complies with the loan agreement, including a revised debt service coverage ratio. As of July 31, 1995, the Company failed to meet that ratio. As a result, the lender has the right to terminate the standstill period, call the loan, and exercise its remedies under the loan agreement. The Company intends to negotiate with its principal lender for an agreement to continue the standstill period while the Company pursues alternative lending sources; however, there is no assurance that such an agreement will be obtained.

          The Company failed to make required principal and interest payments on June 25, 1995 and July 25, 1995, of approximately $12,000 per payment on the trade note payable to one of its vendors. Due to this violation, the total principal and interest of approximately $136,000 at July 31, 1995 is due and payable. The Company intends to attempt to negotiate a waiver of the default and a reduced repayment schedule with its vendor; however, there is no assurance that such an agreement will be obtained.

Item 5.   Other Information
          -----------------

          William C. Cottle, the former President of the Company, resigned as a director of the Company effective August 22, 1995.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     (a)  See Exhibit Index on Page 16.

     (b) There were no Reports on Form 8-K filed during the quarter ended July 31, 1995.

                            MRL, Inc.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MRL, Inc.



     Date:  September 13, 1995     By:         /s/ Larry J. Stallings
                                      ------------------------------------
                                          Larry J. Stallings
                                          President and
                                          Chief Executive Officer



     Date:  September 13, 1995     By:         /s/ Duane E. Obert
                                      ------------------------------------
                                          Duane E. Obert
                                          Treasurer and Chief Financial Officer

                             MRL, Inc.

                           EXHIBIT INDEX


Exhibit
Number                     Description
-------     ----------------------------------------

  10(p) Amendment, dated August 9, 1995, to Standstill Agreement with Norwest Business Credit, Inc., filed herewith.

  11        Computation of Weighted Average Number
            of Shares, filed herewith