Form 10-Q
period 1995-10-31
MRL INC
filed 1995-12-14
CIK 66965

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended         October 31, 1995
                    -----------------------------------------------------------

                                          OR

[   ] Transition Report Pursuant To Section 13 Or 15(d) of The Securities
Exchange Act of 1934

For the transition period from                                      to
                              --------------------------------------   --------

Commission file number:             0-1363
                       --------------------------------------------------------

                                    MRL, Inc.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Missouri                                    43-0614403
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  112 Point West Blvd., Suite 500, St. Charles, Missouri                  63301
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                  (314) 946-6900
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X      No
         ----        ----

Title of class of Common Stock                Number of Shares outstanding as of this report date
------------------------------                ---------------------------------------------------
Common Stock, par value $.10 per share                            2,685,694
                                                                 -----------

                                          PART I

                                  FINANCIAL INFORMATION

                                        CONDENSED BALANCE SHEETS
                                    OCTOBER 31 AND JANUARY 31, 1995

                                                             OCTOBER 31              JANUARY 31
                                                             ----------              ----------
                                                             (Unaudited)
Assets
------
Current Assets:
Cash and cash equivalents                                   $    56,000             $    47,000
Accounts receivable, net                                        623,000                 547,000
Notes receivable                                                   --                   278,000
Inventories                                                     863,000                 853,000
Prepaid expenses and
 other current assets                                            45,000                  57,000
Deferred income taxes                                            39,000                  35,000
                                                            -------------           -------------
                                                              1,626,000               1,817,000

Property, plant and equipment, net                              296,000                 443,000
Other assets                                                     19,000                  16,000
Deferred income taxes                                           300,000                 362,000
                                                            -------------           -------------
                                                            $ 2,241,000             $ 2,638,000
                                                            =============           =============

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                             $   403,000             $   750,000
Accounts payable                                                729,000                 388,000
Accrued expenses                                                232,000                 245,000
Accrued payroll and payroll taxes                               100,000                  97,000
                                                            -------------           -------------
   Total current liabilities                                  1,464,000               1,480,000

Long-Term Obligations:
Long-term debt and capital lease obligations                  1,130,000               1,486,000

Less current maturities of
  long-term obligations                                         403,000                 750,000
                                                            -------------           -------------
                                                                727,000                 736,000

Shareholders' Equity (Deficit):
Common stock                                                    279,000                 269,000
Additional paid-in capital                                    1,351,000               1,339,000
Deficit                                                      (1,383,000)               (989,000)
                                                            -------------           -------------
                                                                247,000                 619,000

Less treasury stock                                            (197,000)               (197,000)
                                                            -------------           -------------
                                                                 50,000                 422,000
                                                            -------------           -------------
                                                            $ 2,241,000             $ 2,638,000
                                                            =============           =============

                                                             UNAUDITED
                                                 CONDENSED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                                       Three Months Ended                      Nine Months Ended
                                                       ------------------                      -----------------
                                                 10/31/95           10/31/94             10/31/95          10/31/94
                                                ----------         ----------           ----------        ----------
Net sales                                      $1,065,000         $1,366,000           $3,462,000        $4,161,000
Cost of goods sold                                750,000            997,000            2,630,000         3,115,000
                                               -----------        -----------          -----------       -----------
  Gross profit                                    315,000            369,000              832,000         1,046,000
Selling and administrative expenses               378,000            442,000            1,243,000         1,417,000
                                               -----------        -----------          -----------       -----------
  Operating income (loss)                         (63,000)           (73,000)            (411,000)         (371,000)

Other income (expenses)
  Interest expense                                (41,000)           (44,000)            (124,000)         (124,000)
  Gain on sale of assets                          176,000               --                205,000             --
                                               -----------        -----------          -----------       -----------
    Income (loss) from continuing
     operations before income taxes                72,000           (117,000)            (330,000)         (495,000)

Income taxes (benefit)                             27,000            (43,000)              60,000          (183,000)
                                               -----------        -----------          -----------       -----------
  Income (loss) from continuing
    operations                                     45,000            (74,000)            (390,000)         (312,000)

Discontinued operations
  Loss (gain) from discontinued
   segment                                           --               --                   (4,000)          425,000
                                               -----------        -----------          -----------       -----------

    Net income (loss)                          $   45,000         $  (74,000)          $ (394,000)       $  113,000
                                               ===========        ===========          ===========       ===========


Earnings (loss) per common share:
  Continuing operations                        $      .02         $     (.03)          $     (.15)       $     (.12)
  Discontinued operations                              --                 --                  --                .16
                                               -----------        -----------          -----------       -----------
    Net income (loss)                          $      .02         $     (.03)          $     (.15)       $      .04
                                               ===========        ===========          ===========       ===========

                                            UNAUDITED
                               CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                                                                  1995                    1994
                                                               ---------              ----------
Cash flow from operating activities:
  Net income                                                  $(394,000)             $  113,000

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                              94,000                 120,000
      Provision for bad debts                                     3,000                  18,000
      (Gain) loss on sale of assets                            (205,000)               (676,000)
      Common stock issuance                                      22,000                    --

Changes in assets and liabilities:
  Increase in accounts payable                                  341,000                  41,000
  Increase in accounts receivable                               (78,000)               (305,000)
  Decrease in deferred income taxes                              58,000                  66,000
  (Decrease) increase in accrued expenses                       (11,000)                 24,000
  Decrease (increase) in inventories                            (10,000)                 36,000
  Decrease in other, net                                          9,000                  20,000
                                                              ----------             -----------
    Net cash (used in) operating activities                    (171,000)               (543,000)

Cash flows from investing activities:
  Capital expenditures                                           (5,000)                (10,000)
  Proceeds from disposal of fixed assets                          7,000                 818,000
  Collections on notes receivable                               534,000                  16,000
                                                              ----------             -----------
    Net cash provided by investing activities                   536,000                 824,000

Cash flows from financing activities:
  Proceeds from (payment on) line of credit                    (108,000)                315,000
  Payments on long-term obligations                            (658,000)               (172,000)
  Proceeds from long-term obligation                            410,000                    --
  Payment on short-term obligation                                --                   (300,000)
                                                              ----------             -----------
    Net cash used in financing activities                      (356,000)               (157,000)

    Net increase in cash and cash equivalents                     9,000                 124,000

Cash and cash equivalents at beginning of year                   47,000                  99,000
                                                              ----------             -----------

Cash and cash equivalents at October 31                       $  56,000              $  223,000
                                                              ==========             ===========

Supplemental cash flow information:
  Interest paid                                               $ 143,000              $  130,000
                                                              ==========             ===========
  Income taxes paid                                           $    --                $    5,000
                                                              ==========             ===========

Schedule of noncash financing and investing activities:
  Credit sale of property, plant and equipment                $ 338,000              $     --
                                                              ==========             ===========

                               MRL, INC.
                               UNAUDITED
              NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A -    In the opinion of the Company, the accompanying unaudited
condensed financial statements contain all adjustments necessary to present fairly the Company's results of operations and changes in financial position for the three month and nine month periods ended October 31, 1995 and 1994. All significant intercompany accounts and transactions are eliminated in consolidation.

            The unaudited condensed statement of operations for the three month and nine month periods ended October 31, 1994 have been restated to conform to the presentation of the unaudited condensed statement of operations for the three month and nine month periods ended October 31, 1995.

Note B -    The composition of inventory for the periods ended October 31,
1995 and January 31, 1995 is as follows:

                                                               10/31/95                 1/31/95
                                                             -----------            ------------
   Finished goods                                              $ 72,000               $  41,000
   Work in process                                              106,000                  78,000
   Raw materials and supplies                                   685,000                 734,000
                                                               ---------              ----------

      Total inventory                                          $863,000               $ 853,000
                                                               =========              ==========

Note C -    Notes receivable at January 31, 1995 is a New Mexico Real Estate
Contract (NOTE) receivable from the sale of a property in Albuquerque, New Mexico that occurred in fiscal 1994. This New Mexico Real Estate Contract was sold on February 23, 1995.

            A second New Mexico Real Estate Contract received in connection with the sale of a second property in Albuquerque, New Mexico, was assigned to the Company's primary lender, Norwest Business Credit, Inc. ("Norwest"). This New Mexico Real Estate Contract was sold in August 1995, with 50% of the net proceeds being paid to Norwest under the terms of a Standstill Agreement between the Company and Norwest.

Note D -    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), issued in February 1992. The Company adopted "SFAS No.
109" as of February 1, 1993.

            Total income tax expense (benefit) for the three and nine month periods ended October 31, 1995 and 1994 was allocated as follows:

                                                                1995                     1994
                                                              ---------               ---------
   Three Months Ended October 31:
   Income from
   Continuing Operations                                      $ 27,000                $ (43,000)
   Discontinued Operations                                       --                       --
                                                              ---------               ----------
                                                              $ 27,000                $ (43,000)
                                                              =========               ==========

   Nine Months Ended October 31:
   Income from
   Continuing Operations                                      $ 60,000                $(183,000)
   Discontinued Operations                                      (2,000)                 250,000
                                                              ---------               ----------
                                                              $ 58,000                $  67,000
                                                              =========               ==========

            Income tax expense (benefit) attributed to income from continuing operations consists of:

                                                               Current               Deferred                  Total
                                                               -------               --------                  -----
   Three Months Ended October 31, 1995:

     U.S. Federal                                             $    --                 $  25,000               $  25,000
     State and Local                                               --                     2,000                   2,000
                                                              ----------              ----------              ----------
                                                              $    --                 $  27,000               $  27,000
                                                              ==========              ==========              ==========

   Three Months Ended October 31, 1994:

     U.S. Federal                                             $   1,000               $ (38,000)              $ (37,000)
     State and Local                                               --                    (6,000)                 (6,000)
                                                              ----------              ----------              ----------
                                                              $   1,000               $ (44,000)              $ (43,000)
                                                              ==========              ==========              ==========

   Nine Months Ended October 31, 1995:

     U.S. Federal                                             $    --                 $  55,000               $  55,000
     State and Local                                               --                     5,000                   5,000
                                                              ----------              ----------              ----------
                                                              $    --                 $  60,000               $  60,000
                                                              ==========              ==========              ==========

   Nine Months Ended October 31, 1994:

     U.S. Federal                                             $   1,000               $(160,000)              $(159,000)
     State and Local                                               --                   (24,000)                (24,000)
                                                              ----------              ----------              ----------
                                                              $   1,000               $(184,000)              $(183,000)
                                                              ==========              ==========              ==========

            The significant components of deferred income tax expense
(benefit) attributable to income from continuing operations for the three and nine month periods ended October 31 are as follows:

                                              Three Months Ended                                Nine Months Ended
                                       10/31/95                10/31/94                10/31/95                10/31/94
                                      ----------              ----------              ----------              ----------
   Deferred Tax
   Expense (Benefit)                   $ 27,000                $(44,000)              $(122,000)              $(184,000)

   Decrease in beginning
   of period balance of the
   valuation allowance for
   deferred tax assets                    --                      --                    182,000                   --
                                       ---------               ---------               ---------              ----------
                                       $ 27,000                $(44,000)               $ 60,000               $(184,000)
                                       =========               =========               =========              ==========

   The provision for (reduction in) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:

                                              Three Months Ended                               Nine Months Ended
                                       10/31/95                10/31/94                10/31/95                10/31/94
                                      ----------              ----------              ----------              ----------
   Computed statutory
   tax (32.3%)                        $ 25,000                 $(38,000)              $(112,000)              $(160,000)

   Increase (reduction) in
   income taxes resulting from:

   State income taxes, net of
   federal income tax benefit            2,000                   (6,000)                (10,000)                (24,000)

   Alternative minimum
   tax provision                          --                      1,000                    --                     1,000

   Change in the beginning
   of the period balance of
   the valuation allowance
   for deferred tax assets                --                      --                    182,000                   --
                                      ---------                ---------               ---------              ----------

   Income taxes (benefit)             $ 27,000                 $(43,000)               $ 60,000               $(183,000)
                                      =========                =========               =========              ==========

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at October 31, 1995 and January 31, 1995 are presented below.

                                                               10/31/95                 1/31/95
                                                              ----------               ---------
   Net operating loss carryforward                            $1,629,000              $1,442,000
   Plant and equipment, principally due
     to difference in depreciation                                62,000                  62,000
   Inventories, principally due to additional
     costs inventoried for tax purposes
     pursuant to the Tax Reform Act of 1986                       15,000                  15,000
   Accrued vacation pay                                           13,000                  13,000
   Provision for loss on asset sale and
     lawsuit settlement                                            8,000                  40,000
   Accounts receivable, principally due to
     allowance for doubtful accounts                               4,000                  35,000
   Alternative minimum tax carryforward                            5,000                   5,000
                                                              -----------             -----------
     Total gross deferred tax assets                           1,736,000               1,612,000
     Less valuation allowance                                  1,397,000               1,215,000
                                                              -----------             -----------
     Net deferred tax assets                                  $  339,000              $  397,000
                                                              ===========             ===========

            At October 31, 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,600,000 which are available to offset future federal taxable income, if any, for periods ending from fiscal 2004 through fiscal 2009. In addition, the Company had alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note F -    Earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding of 2,685,694 and 2,670,676 for the three months and nine months ended October 31, 1995, respectively, and 2,585,694 for the three months and nine months ended October 31, 1994.

                                   MRL, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


Capital Resources and Liquidity
-------------------------------

      The May 1, 1995, Piggott, Arkansas IRB payment of principal and interest of approximately $84,000 was made by the Arkansas Industrial Development Commission ("AIDC") which had guaranteed the IRB payment. In October, 1995, the AIDC agreed to cure the default on the existing IRB and restructure the debt. The City of Piggott issued a Refunding IRB in the amount of $405,000 to AIDC and on November 1, 1995, AIDC made the final payment of $285,000 due May 1, 1996 on the existing IRB. The Refunding IRB has a 9.5% interest rate with monthly principal and interest payable over 65 months, beginning in December, 1995. The Refunding IRB is secured by certain equipment used in the operation of Precision Metals Group.

      As of October 31, 1995, the Company was also delinquent on approximately $52,000 of principal and interest payments required under certain other long-term debt and capital lease obligations. Discussions are in progress to negotiate repayment schedules on such obligations and reduced payments are being made. There is no assurance, however, that the current repayment schedules will continue to be acceptable to the parties involved.

      As of October 31, 1995, the Company was in violation of the debt service coverage ratio covenant in its loan agreement entered into with Norwest Business Credit, Inc. ("Norwest"). This covenant is contained in the agreement entered into with Norwest for a standstill period expiring March 31, 1996 (the "Standstill Agreement"). Effective August 9, 1995, the Company and Norwest amended the Standstill Agreement to permanently reduce the line of credit to $475,000 from $900,000 and to provide for the payment of a minimum interest charge of $5,500 per month. On November 16, 1995, the Company signed a loan agreement with Concord Growth Corporation ("Concord") to replace the Norwest financing. The new loan agreement provides for a credit line of $400,000. Under the terms of the agreement, the Company assigns eligible account receivable invoices to Concord for collection. In turn, Concord advances 85% of the invoice amount to the Company. The loan is secured by all accounts receivable and inventory of the Company. Daily interest of 0.09% of the amount outstanding is payable under the Concord agreement, with a minimum interest charge of $4,000 per month. The term of the loan is six months and is automatically renewable at the end of each period unless Concord or the Company gives notice of intent not to renew. A semi-annual fee of 1% of the facility is due at the start of each period.
In addition, the Company may terminate the agreement during the first term by paying a termination fee or obtaining financing to satisfy all obligations to Concord through the proceeds from a conventional bank or new equity funding. The Company can terminate the agreement at anytime during subsequent periods without a termination fee. On November 22, 1995, payment of the outstanding balance of the Norwest loan was made, satisfying all obligations to Norwest.

      The Company failed to make principal and interest payments to the Bank of Hoffman on a real estate mortgage secured by the Utility Products Group facility in Hoffman, Illinois for the months of May through October, 1995. The Company has reached an agreement with the Bank of Hoffman for payment of interest only through April 30, 1996 at which time principal payments will resume. The balance of the principal due will be paid in monthly installments over the remaining term of the loan, which is due April 30, 2003. All past due interest payments have now been made. The current principal amount of the loan is approximately $130,000.

      The Company has made personnel reductions in the Utility Products Group and implemented cost reductions for the entire Company. However, if the Company continues to experience significant operating losses, there is no assurance sufficient capital will be available to meet its obligations.

      On August 11, 1995, the Company received $255,000 in proceeds from the sale of the New Mexico Real Estate Contract. Under the Standstill Agreement with Norwest, the Company received 50% of the net proceeds from this sale and the balance was paid to Norwest, which payment was applied against the Norwest loan when it was repaid on November 22, 1995.

      After the Company sold the second New Mexico Real Estate Contract, the Company's Board of Directors determined not to repurchase 250,000 shares of the Company's common stock for $78,125 by September 1, 1995 under an agreement with its former president, the purchase of which was subject to the Board of Directors' approval.

      Accounts payable increased $341,000 from January 31, 1995 to October 31, 1995. The increase was directly related to the amount of losses incurred during the first three quarters of fiscal 1996. Accounts payable decreased $9,000 from July 31, 1995 to October 31, 1995, principally as a result of the application of substantially all of the portion of the proceeds from the sale of the second New Mexico Real estate Contract received by the Company to reduce outstanding accounts payable. As a result of the current level of accounts payable, the Company has experienced difficulty in obtaining materials from certain of its vendors. However, as of October 31, 1995, agreements had been reached with all essential vendors and the Company has been able to obtain materials needed to fulfill its orders. Accounts payable decreased $41,000 for the nine month period ended October 31, 1994. The decrease was directly related to funds provided by the sale of real estate during the first quarter of fiscal 1995.

      Accounts receivable increased $76,000 from January 31, 1995 to October 31, 1995, reflecting higher sales at the Precision Metals Group in September and October 1995 compared to December 1994 and January 1995.

      Inventories increased $10,000 from January 31, 1995 to October 31, 1995. The Company has adopted an inventory reduction program to more efficiently utilize working capital. This program has resulted in a reduction of $225,000 in inventory since May 31, 1995, primarily at the Utility Products Group.

Results of Operations
---------------------

      Sales decreased 22% for the three month period and decreased 17% for the nine month period ended October 31, 1995, when compared to the same periods in fiscal 1995. Changes in sales by operating group, are as follows:

                                              Three Months Ended                                Nine Months Ended
                                               October 31, 1995                                  October 31, 1995
                                      -------------------------------------           -------------------------------------
                                         Net                     % Change                Net                     % Change
                                       Increase                    Over                Increase                    Over
                                      (Decrease)                 Prior Year           (Decrease)                 Prior Year
                                      ----------                 ----------           ----------                 ----------
Utility Products                      $(523,000)                   (50%)              $(966,000)                   (32%)
Precision Metals                        159,000                     38%                 170,000                     12%
                                      ----------                                      ----------
Net Total                             $(364,000)                                      $(796,000)
                                      ==========                                      ==========

      The decrease in sales for the Utility Products Group in each of the first three quarters of fiscal 1996 compared with the same periods in the prior year is a continuation of the reduced level of demand by this group's customers. The Company has restructured this group in light of current reduced sales levels and is negotiating to obtain certain additional business. Sales in the fiscal fourth quarter are expected to exceed those of the previous two quarters. However, there is no assurance that higher sales will continue under current industry conditions.

      The Precision Metals Group experienced an increase in sales for the three month and nine month periods ended October 31, 1995, compared with the same periods in the prior year, principally from sales to new customers and new programs with existing customers. The Company believes this is primarily the result of increased sales efforts. The Company anticipates a continuing growth in sales from the Precision Metals Group for the balance of fiscal 1996 at reasonable operating margins.

      Selling and administrative expenses for the three month and nine month periods ended October 31, 1995 were less than the comparable periods in the prior year, primarily as a result of the Company's cost reduction and restructuring efforts.

      Interest expense for the three month and nine month periods ended October 31, 1995 was $41,000 and $124,000, respectively. This reflects a $3,000 decrease in the third quarter, compared to the same period in fiscal 1995. Interest for the nine month period ended October 31, 1995 was the same as the prior year period. Higher interest rates on borrowings in the fiscal 1996 periods were offset by lower levels of borrowing. It is anticipated that the Concord loan arrangement will increase overall interest expense.

      During the three month period ended October 31, 1995, the Company realized a $176,000 gain on the sale of the New Mexico Real Estate Contract, which was reflected as a gain on the sale of assets. A $29,000 gain was previously recorded during the quarter ended April 30, 1995 at the time of the sale of the real property in which the Company received the Real Estate Contract. During the three month and nine month periods ended October 31, 1994, the Company realized a gain of $676,000 from the sale of its St. Charles, Missouri real property which was reflected as a gain on the sale of assets of a discontinued operation.

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. For the three month period ended October 31, 1995, the Company recorded $27,000 of income tax expense compared to $(43,000) of income tax benefit in the same period in fiscal 1995. For the nine month period ended October 31, 1995, the Company recorded $58,000 of income tax expense compared to $67,000 for the same period in fiscal 1995. For the three month and nine month periods ended October 31, 1995, discontinued operations contained a $2,000 benefit for income taxes, and for the nine month period ended October 31, 1994 discontinued operations contained $250,000 of income tax expense. The valuation allowance for deferred income taxes was increased by $182,000 during the three month period ended October 31, 1995, while in the comparable prior year period, the valuation allowance for deferred income taxes was not adjusted. The fiscal 1996 and 1995 income tax expense amounts were recorded as reductions to the deferred income tax asset and will not require a cash payment.

      For the three months ended October 31, 1995, the Company experienced a $45,000 net profit compared to a net loss of $74,000 for the same period in the prior year. For the nine months ended October 31, 1995, the Company had a net loss of $394,000 compared to net income of $113,000 for the same period in the prior year. The three and nine month periods ended October 31, 1995 included a gain realized upon the sale of a New Mexico Real Estate Contract. The fiscal 1996 periods were adversely affected by the decreased sales volume in the Utility Products Group mentioned above and by the adjustment to the valuation allowance for deferred income taxes. The three and nine month periods ended October 31, 1994 contained the gain from the St. Charles real estate sale.

      The Company has been contacted regarding a paint warranty issue by the end user of standby power units supplied during fiscal 1994 with powder coated paint, in connection with substantial paint imperfections on such units. In late December 1994 the Company's customer, who had received the standby power units and ultimately shipped them to the end user, filed a breach of contract lawsuit against the Company for damages of an amount to be
determined, but in excess of $1,100,000.    It is the opinion of the Company
that the liability for correction of this problem is the responsibility of an independent vendor that performed the powder coating for the Company. Should the vendor be unable to satisfy this liability, which the Company understands is likely to be the case, it is the opinion of management that the Company has insurance coverage that will satisfy this liability. However, in December 1994 the Company's insurance carrier denied coverage. The Company has brought suit against its insurance carrier seeking to be defended and indemnified by the carrier against the Customer's suit. In addition, the Company has a separate suit against the company that performed the powder coating. Management cannot predict the outcome of these legal actions at this time. A ruling against the Company resulting in a substantial financial liability for the Company would have an adverse effect on the ability of the Company to continue to operate in a normal manner.

      The Company has been named as defendant in a lawsuit pertaining to merchandise sold in a discontinued line of business in 1987. The lawsuit was originally filed in 1990, voluntarily dismissed and then refiled in 1992. The matter became subject to court appointed, non-binding arbitration, and in May 1995, the arbitrator ruled against the Company. The Company has exercised its right to appeal the arbitrator's ruling and proceed to trial, in which the matter will be tried without reference to the arbitrator's ruling. The Company has made provision of an amount for the settlement of this matter in its current liabilities at January 31, 1995. The Company will continue to pursue an out of court settlement.

                               PART II

                          OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities
            -------------------------------

      The May 1, 1995, Piggott, Arkansas IRB payment of principal and interest of approximately $84,000 was made by the Arkansas Industrial Development Commission ("AIDC") which had guaranteed the IRB payment. In October, 1995, the AIDC agreed to cure the default on the existing IRB and restructure the debt. The City of Piggott issued a Refunding IRB in the amount of $405,000 to AIDC and on November 1, 1995, AIDC made the final payment of $285,000 due May 1, 1996 on the existing IRB. The Refunding IRB has a 9.5% interest rate with monthly principal and interest payable over 65 months, beginning in December, 1995. The Refunding IRB is secured by certain equipment used in the operation of Precision Metals Group.

      As of October 31, 1995, the Company was also delinquent on approximately $52,000 of principal and interest payments required under certain other long-term debt and capital lease obligations. Discussions are in progress to negotiate repayment schedules on such obligations and reduced payments are being made. There is no assurance, however, that the current repayment schedules will continue to be acceptable to the parties involved.

      As of October 31, 1995, the Company was in violation of the debt service coverage ratio covenant in its loan agreement entered into with Norwest Business Credit, Inc. ("Norwest"). This covenant is contained in the agreement entered into with Norwest for a standstill period expiring March 31, 1996 (the "Standstill Agreement"). Effective August 9, 1995, the Company and Norwest amended the Standstill Agreement to permanently reduce the line of credit to $475,000 from $900,000 and to provide for the payment of a minimum interest charge of $5,500 per month. On November 16, 1995, the Company signed a loan agreement with Concord Growth Corporation ("Concord") to replace the Norwest financing. The new loan agreement provides for a credit line of $400,000. Under the terms of the agreement, the Company assigns eligible account receivable invoices to Concord for collection. In turn, Concord advances 85% of the invoice amount to the Company. The loan is secured by all accounts receivable and inventory of the Company. Daily interest of 0.09% of the amount outstanding is payable under the Concord agreement, with a minimum interest charge of $4,000 per month. The term of the loan is six months and is automatically renewable at the end of each period unless Concord or the Company gives notice of intent not to renew. A semi-annual fee of 1% of the facility is due at the start of each period.
In addition, the Company may terminate the agreement during the first term by paying a termination fee or obtaining financing to satisfy all obligations to Concord through the proceeds from a conventional bank or new equity funding. The Company can terminate the agreement at anytime during subsequent periods without a termination fee. On November 22, 1995, payment of the outstanding balance of the Norwest loan was made, satisfying all obligations to Norwest.

      The Company failed to make principal and interest payments to the Bank of Hoffman on a real estate mortgage secured by the Utility Products Group facility in Hoffman, Illinois for the months of May through October, 1995. The Company has reached an agreement with the Bank of Hoffman for payment of interest only through April 30, 1996 at which time principal payments will resume. The balance of the principal due will be paid in monthly installments over the remaining term of the loan, which is due April 30, 2003. All past due interest payments have now been made. The current principal amount of the loan is approximately $130,000.

      The Company failed to make required principal and interest payments for the months of June through November of approximately $12,000 per payment on a note payable to one of its vendors. Due to this violation, the total principal and interest of approximately $105,000 was due and payable at October 31, 1995. Since July 14, 1995, the Company has made voluntary payments of a reduced amount of $1,000 per week on the note, although no formal reduced payment schedule has been agreed to by the vendor.


Item 5.     Other Information
            -----------------

            William C. Cottle resigned as a director of the Company effective August 22, 1995. Mr. Cottle resigned as the President of the Company on March 15, 1995.

            Duane E. Obert, Treasurer and Chief Financial Officer of the Company, resigned effective November 30, 1995.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

      (a)   See Exhibit Index on Page 18.

      (b) There were no Reports on Form 8-K filed during the quarter ended October 31, 1995.

                              MRL, Inc.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MRL, Inc.



      Date:  December 13, 1995      By:       /s/ Larry J. Stallings
                                       -----------------------------------
                                          Larry J. Stallings
                                          President,
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                       MRL, Inc.

                                     EXHIBIT INDEX

Exhibit
Number                        Description
-------        -----------------------------------------

   4(f) First Supplemental Lease and Agreement entered into as of November 1, 1995 between the City of Piggott, Arkansas and the
               Company relating to $405,000 City of Piggott, Arkansas Industrial
               Development Refunding Revenue Bond.

   4(g)        Guaranty Agreement entered into as of November 1, 1995,
               between the Company and the Department of Industrial Development of
               the State of Arkansas relating to $405,000 City of Piggott, Arkansas
               Industrial Development Refunding Revenue Bond.

   4(h) Subordination Agreement entered into as of November 1, 1995, between the City of Piggott, Arkansas, the Company and the Department of Industrial Development of the State of Arkansas relating to $405,000 City of Piggott, Arkansas Industrial
               Development Refunding Revenue Bonds.

   4(i) Release Agreement entered into as of November 1, 1995, between the City of Piggott, Arkansas and the Company, relating to original
               Lease and Agreement dated as of May 1, 1984.

  10(p)        Factoring Agreement with Concord Growth Corporation, dated
               November 14, 1995, filed herewith.

  10(q) Amendment to Factoring Agreement with Concord Growth Corporation, effective November 14, 1995, filed herewith.

  11           Computation of Weighted Average Number
               of Shares, filed herewith.