Form 10-K405
period 1996-01-31
MRL INC
filed 1996-04-30
CIK 66965

                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                F O R M  10-K
(Mark One)
      /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended January 31, 1996
                                      OR
      / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the Transition period from ----------- to -----------

                         Commission file number 0-1363

                                  MRL, INC.
               Missouri                                43-0614403
  -------------------------------                  -------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

         287 N. Lindbergh, Suite 206, St. Louis, Missouri  63141-7840
                       Telephone Number: (314) 432-7222

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for at least the past 90 days:

      Yes        X                                       No
         ----------------                                  ---------------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      The aggregate market value of the shares of common stock held by non-affiliates of the Registrant as of April 19, 1996 was $503,568 based upon the average between the closing bid and asked prices of such stock as reported by a market maker in the pink sheets on such date. As of April 19, 1996, the Registrant had outstanding, 2,685,694 shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

      The following documents are incorporated into this Report by reference:

      Part III. The definitive proxy statement of Registrant (to be filed pursuant to regulation 14A on or about May 17, 1996) for Registrant's 1996 Annual Meeting of Stockholders, which involves the election of directors, is incorporated by reference into Item 10, Item 11, Item 12, and Item 13.
                               -------- -------- --------     -------

                                  MRL, INC.

                                  FORM 10-K


      When used herein, the term "Company" refers to the Registrant, MRL, Inc.

                                    PART I

Item 1.  Business.
- ------   --------

      The Company was incorporated as a Missouri corporation in 1946. The business of the Company is divided principally into two operating groups -- the Utility Products Group and the Precision Metals Group. In June 1991, the Company amended its Articles of Incorporation to change its name to "MRL, Inc." from "Missouri Research Laboratories, Inc." The Company's fiscal year ends on each January 31.

      The Company maintains its corporate office in leased space in St. Louis, Missouri.

      The Company currently operates in two industry segments, the Utility Products Group and the Precision Metals Group.

Utility Products Group

      The Utility Product Group's operations are conducted primarily in a Company-owned facility in Hoffman, Illinois. The group produces and sells mobile service and support equipment for construction and maintenance crews of underground utility distribution systems, principally for the major
telephone companies.   The group also manufactures and distributes mobile
power equipment which provides standby electrical power. This group sells accessory equipment, and replacement and service parts for its mobile power equipment. The group also fabricates tubular frames for mail handling equipment. This group's products are sold under the trade name "HESCO." The primary markets for this group are the telecommunications and utility power industries.

Precision Metals Group

      The Precision Metals Group operations are located in a leased facility in Piggott, Arkansas. The operation consists of contract sheet metal fabrication and assembly, machining, welding and painting. Customers are original equipment manufacturers located primarily in the Southeast, Southwest and Midwest regions of the United States. The group also provides fabrication services for the Utility Products Group. The group has no proprietary product lines.

      The Company utilizes direct sales and commissioned representatives to market its products to a variety of customers.

      The following is a schedule of the sales, operating profit (loss) and assets of the operations of the Company by operating group for the three fiscal years ended January 31:

                                                      1996           1995           1994
                                                      ----           ----           ----
                                                                     (In Thousands)
Net Sales:
  Utility Products                                  $ 2,924        $ 3,748        $ 9,087
  Precision Metals                                    1,813          1,556            876
                                                    -------        -------        -------
Total                                               $ 4,737        $ 5,304        $ 9,963
                                                    =======        =======        =======

Operating profit (loss) <F1>:
  Utility Products                                  $  (186)       $  (143)       $ 1,197
  Precision Metals                                      (24)           (76)            (7)
                                                    -------        -------        -------
Total                                               $  (210)       $  (219)       $ 1,190
                                                    =======        =======        =======

Identifiable assets <F2>:
  Utility Products                                  $ 1,050        $ 1,174        $ 1,507
  Precision Metals                                      656            632            642
                                                    -------        -------        -------
Total                                               $ 1,706        $ 1,806        $ 2,149
                                                    =======        =======        =======

Depreciation expense:
  Utility Products                                  $    27        $    44        $    62
  Precision Metals                                       94             83             89
  Corporate                                               3             34             62
                                                    -------        -------        -------
Total                                               $   124        $   161        $   213
                                                    =======        =======        =======

Capital expenditures:
  Utility Products                                  $    --        $    --        $    65
  Precision Metals                                        5             10             11
  Corporate                                              --             --             23
                                                    -------        -------        -------
Total                                               $     5        $    10        $    99
                                                    =======        =======        =======

Sales to any single customer in excess
  of 10% of total sales by group:
  Utility Products (3-FY96, 2-FY95 and 2-FY94)      $ 1,541        $ 1,506        $ 5,763
  Precision Metals (3-FY96, 2-FY95 and 3-FY94)      $   647        $   673        $   457

- -----------------------

<F1> Operating profit (loss) represents sales less operating costs and expenses. In computing operating profit (loss), general corporate expenses of $235,000, $204,000 and $440,000 in fiscal 1996, 1995, and 1994, respectively, have been excluded from operating expenses.

<F2> Assets by operating group are those assets that are used in the Company's operations in each group. Corporate assets (not presented) are principally cash, notes receivable, deferred tax assets and assets held for sale. See Notes A, D & F to the financial statements.

    During the years 1996, 1995 and 1994, HESCO equipment sales contributed respectively 90%, 95% and 100% of the Utility Products Group sales. Sheet meal fabrication contributed 100% of sales for the Precision Metals Group for the years 1996, 1995 and 1994.

      Deliveries of the Company's products are principally made by common carrier or company-owned trucks.

      The Company has not expended material amounts on research activities relating to the development of new products or the improvement of existing products during the three fiscal years ended January 31, 1996. The Company has developed and introduced a new mobile power unit that provides modular space for customer option modifications.

      The Utility Products Group utilizes steel products and equipment purchased from other manufacturers. In the Precision Metals Group, the principal raw material used is sheet steel. No group of the Company is dependent on any single supplier for a substantial amount of materials or other parts used in production. Virtually all raw materials used in the Company's manufacturing operations are presently obtained from domestic sources. The Company has experienced no significant difficulty in obtaining such raw materials and believes that alternative domestic sources are available for such materials.

      The Company has patents on certain utility maintenance support equipment and parts produced by the Company's Utility Products Group. These patents are not considered to be material to the future sales of this equipment by the Company.

      In fiscal 1996, sales to Bell South constituted a significant part of the Company's revenues. In fiscal 1995, sales to Bell South and Southwestern Bell constituted a significant part of the Company's revenues. In fiscal 1994, sales to Bell South and the U.S. Air Force constituted a significant part of the Company's revenues.

      Management believes there are no unusual practices relating to working capital items.

      The sales backlog of orders of the Company as of January 31, 1996, 1995, and 1994 was $663,000, $640,000 and $635,000, respectively. Most orders are shipped within approximately 120 days of the date received. It is anticipated that virtually all of the January 31, 1996 backlog will be included in fiscal 1997 sales. No unusually large orders were received or are anticipated as of the end of fiscal 1996.

      Mobile power equipment produced by the Utility Products Group is used by underground utility maintenance and construction crews. These products are distributed primarily to utility companies throughout the United States and compete with similar power equipment units sold by several companies. Management believes that its sales represent a significant portion of the sale of this somewhat narrowly defined business category. Management is unable to evaluate the competitive position of the Company's Precision Metals Group as it operates on a specific job basis and does not produce an established product line. Generally, the Company's sales are not geographically restricted. Management is unable to determine the impact of inflation on any of its segments but believes it is not a significant factor.

      Present federal, state and local provisions regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not materially affect the capital expenditures, earnings or competitive position of the Company.

      The number of persons employed by the Company as of January 31, 1996, was 67. The Company expects its number of employed personnel to increase to approximately 80 employees during fiscal 1997. There are no employees working under any collective bargaining agreement.

      The Company has no operations outside the United States and its sales to foreign customers are not material.

Item 2.  Properties.
- ------   ----------

      The Company presently conducts operations at two locations.   The
operations of the Utility Products Group are conducted in a company-owned manufacturing plant containing 36,000 square feet located in Hoffman, Illinois. The Precision Metals Group conducts its operations in a 74,000 square foot leased manufacturing facility in Piggott, Arkansas, which the Company has an option to purchase for $1,000,000 minus all lease payments made. Approximately 35,000 square feet of the Piggott, Arkansas facility were subleased to a tenant by the Company under a sublease which expired March 31, 1996. The Company plans to use the space for its operations. Management believes the plants at its two operating locations are adequate to meet the Company's manufacturing needs for the foreseeable future.

      In February 1995, the Company sold certain property which it owned in Albuquerque, New Mexico, which had been leased to unrelated companies.

Item 3.  Legal Proceedings.
- ------   -----------------

      WESTERN DIESEL SERVICES, INC. VS MRL, INC.  Circuit Court of St. Louis
      ------------------------------------------
County, Division 14, Cause No. 671054, filed December 27, 1994. Western Diesel filed a suit for breach of contract in an amount to be determined but in excess of $900,000. The claim originated from a fiscal 1994 shipment of 800 standby power units which have developed a paint imperfection. The total value of the shipment by the Company was $2,272,000. Reliable Finishing Company, Inc., the subcontractor that painted the units, has been named a third party defendant in this action.

      MRL, INC. VS TRAVELERS INDEMNITY COMPANY.  United States District
      -----------------------------------------
Court for the Southern District of Illinois, CV 95-21-WDS. This action was filed in the Circuit Court of Madison County, No. 94-MR-524, on November 3, 1994. The suit seeks a judgment that the Travelers Indemnity Company has a duty to investigate and defend MRL against the Western Diesel Services, Inc. claim, and to pay, or otherwise indemnify MRL against, any sum imposed against MRL by judgment, settlement or otherwise as a result of the alleged failure of performance of a painting subcontractor utilized by the Company in the manufacture of the standby power units.

      See the Financial Statements, and notes thereto, for more detail regarding the legal proceedings.

Item 4.  Submission of Matters to a Vote of Security-Holders.
- ------   ---------------------------------------------------

      None.

Item 4A. Executive Officers of the Registrant.
- -------  ------------------------------------

      This information is included in Part I as a separate item in accordance with General Instruction G to Form 10-K and Instruction 3 to paragraph (b) of
Item 401 of Regulation S-K.

      The Executive Officers of the Company as of April 27, 1996 are as follows:

     Name                          Position                                                          Age
     ----                          --------                                                          ---
Walter Funk, Jr.         Chairman of the Board since October 1990; prior thereto,                     79
                         consultant since June 1988; prior thereto Chairman of the Board and Chief Executive Officer since 1980.

Larry J. Stallings       President and Chief Executive Officer of the Company since March             54
                         1995; Chief Financial Officer of the Company since March 1996;
                         prior thereto, President of True Fitness Technology 1992 to
                         January 1995; prior thereto, President of General Metal Products,
                         Inc. from 1987 to 1991.

Alan G. Johnson          Secretary of the Company since 1978; member of the law firm of               61
                         Gallop, Johnson & Neuman, L.C., St. Louis, Missouri, for more than the last five years.

Lawrence C. Grazevich    Vice Chairman of the Board since June 1988; prior thereto,                   73
                         Vice Chairman and Chief Executive Officer since June 1987;
                         prior thereto, Vice Chairman and Chief Operating Officer
                         since 1980.



      Each of the officers of the Company is elected annually by the Board of Directors.

      On November 30, 1995, Duane E. Obert resigned as Treasurer and Chief Financial Officer to accept employment at another company.

      On March 15, 1995, William C. Cottle resigned as President and Chief Executive Officer of the Company to pursue other interests. Larry Stallings, a director of the Company since 1992, was elected to replace Mr. Cottle as President and Chief Executive Officer.

                                   PART II

Item 5.  Market for the Company's Common Equity and related Stockholder Matters.
- ------   ----------------------------------------------------------------------

      The Company's common stock is traded in the over-the-counter market. The following table shows the high and low bid prices, obtained from Koonce Securities, a market maker in the common stock of the Company.

                                           Year Ended January 31,
                                 1996                                1995
                                 ----                                ----
                               Bid Price                           Bid Price
                               ---------                           ---------
         Quarter            High        Low                     High        Low
                            ----        ---                     ----        ---
            1st             1/10        1/10                   11/16         5/8
            2nd             1/10        1/10                     3/4        9/16
            3rd             1/10        1/10                    5/16        5/16
            4th             3/32        3/32                     1/8        3/32

      The Company had 1,989 shareholders of record at January 31, 1996.

      The Company paid no dividends during fiscal 1996 or 1995.

Item 6.  Selected Financial Data.
- ------   -----------------------

                                                 (in thousands, except per share data)
                                              -------------------------------------------
Year ended January 31                     1996        1995        1994        1993        1992
- ---------------------                    ------      ------      ------      ------      ------
Net sales from
 continuing operations                   $4,737      $5,304      $9,963      $7,186      $8,651
Income (loss) from
 continuing operations before taxes      $ (724)     $ (534)     $1,073      $  (62)     $ (580)
Earnings (loss) per share from
 continuing operations before taxes      $ (.27)     $ (.21)     $  .42      $ (.02)     $ (.23)
Average number of shares                  2,674       2,586       2,573       2,526       2,538
Total assets at year-end                 $1,773      $2,638      $3,470      $3,069      $3,646
Long-term debt and capital lease
 obligations, less current maturities    $  710      $  736      $1,396      $1,955      $1,321

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
- ------   -----------------------------------------------------------------------
         of Operations.
         -------------

      Capital Resources and Liquidity
      -------------------------------

      Credit Facilities

      For the period from February 1, 1995 through January 31, 1996, the Company decreased its bank borrowings, capital lease debt and IRB debt by $304,000. During the same period, net fixed assets decreased by $177,000, which included depreciation expense for the period amounting to $124,000, disposal of net fixed assets amounting to $58,000 and additions amounting to $5,000. Accounts receivable and inventory decreased by $36,000.

      Effective December 1, 1994, the Company converted $188,000 of trade accounts payable with one of its vendors to a trade note payable. The note was to be paid in 18 equal monthly payments, beginning January 25, 1995, and bears interest at 12% per annum on the unpaid balance. The Company failed to make the required principal and interest payments of approximately $12,000 per payment beginning with the month of June 1995. Due to this violation, the total principal and interest was due and payable. The Vendor has agreed to a reduced payment schedule. Since July 14, 1995, the Company has made payments of $1,000 per week on the note. As of January 31, 1996, the balance due on the note was $113,000. The balance has been classified as a current liability.

      In April 1993 the Company entered into a $150,000 ten year mortgage agreement with Farmers State Bank of Hoffman, Hoffman, Illinois. The Utility Products Group building and fixtures in Hoffman were pledged as collateral for the loan. The mortgage note carries an initial interest rate of 7.5% per annum for the first three years, with interest during each three year period thereafter at 1.5% over the base rate of The Boatmen's National Bank of St. Louis. The proceeds from the note were utilized as additional working capital. The Company failed to make principal and interest payments to the Bank of Hoffman for the months of May through October, 1995. The Company reached an agreement with the Bank of Hoffman for payment of 7 1/2% interest only through April 1996, and then payment of the balance of the principal due in monthly installments through April 2003, plus interest at 3% over the base rate of The Boatmen's National Bank of St. Louis. All past due interest payments have been made. As of January 31, 1996, the principal amount of the loan was approximately $130,000. The principal amount has been apportioned between current and long-term obligations in accordance with the new amortization schedule.

      In April 1993 the Company entered into a three-year line of credit agreement with Norwest Business Credit, Inc. ("Norwest"), with $1,000,000 maximum availability based on eligible accounts receivable and inventory. As of January 31, 1995, the Company was in violation of its financial covenants and negotiated a standstill period expiring March 31, 1996, during which the Company agreed to use its best efforts to obtain alternative financing. As of July 31, 1995, the Company was in violation of the debt service coverage ratio covenant in the Standstill Agreement. Effective August 9, 1995, the Company and Norwest amended the Standstill Agreement to permanently reduce the line of credit to $475,000 and provide for payment of minimum interest of $5,500 per month. The line of credit was further reduced in August 1995 by $128,000 from the proceeds of the sale of a note receivable held by the Company in connection with the sale of certain property.

      On November 16, 1995, the Company entered into a $400,000 line of credit agreement with Concord Growth Corporation ("Concord") to replace the Norwest financing. Under the terms of the agreement, the Company assigns eligible account receivable invoices to Concord for collection. In turn, Concord advances 85% of the invoice amount to the Company. The loan is secured by all accounts receivable and inventory of the Company. A semi-annual fee of 1% of the facility is due at the start of each period. Daily interest of 0.09% of the amount outstanding is payable, with a minimum interest charge of $4,000 per month. The term of the loan is six months and is automatically renewable at the end of each period unless Concord or the Company gives notice of intent not to renew. The Company can terminate the agreement at any time after its initial term without a termination fee. The Company considers the amounts available under the Concord Loan Agreement adequate for current and near-future ordinary operations. At January 31, 1996, the balance outstanding under the Concord Loan Agreement was $256,000.

      During fiscal 1996, the Company was past due up to 90 days on some vendor payments. Repayment schedules on these amounts have been agreed to and implemented. The Company's line of credit is expected to provide the funds necessary to continue to maintain accounts payable in a manner currently acceptable to its vendors.

      The May 1995, Piggott, Arkansas Industrial Revenue Bond ("IRB") payment of principal and interest of approximately $84,000 was made by the Arkansas Industrial Development Commission ("AIDC") which had guaranteed the IRB payment. In October 1995, the AIDC agreed to cure the default on the existing IRB and restructure the debt. The City of Piggott issued a Refunding IRB in the amount of $410,000 to AIDC and on November 1, 1995, AIDC made the final payment of $285,000 on the existing IRB. The Refunding IRB has a 9.5% interest rate with monthly principal and interest payable over 65 months, beginning in December 1995, and is secured by certain equipment used in the operation of the Precision Metals Group.

      As of January 31, 1996, the Company was delinquent on approximately $14,000 of principal and interest payments required under certain other long-term debt and capital lease obligations. Repayment schedules on such obligations have been negotiated and reduced payments are being made.

      Asset Sales

      On February 23, 1995, the Company sold a New Mexico Real Estate Contract (note receivable) that related to a fiscal 1994 sale of certain property in Albuquerque, New Mexico. The Company recorded a loss of $74,000 on this sale in fiscal 1995. Substantially all the proceeds from this sale were utilized to pay the remaining balance owing on the Albuquerque IRBs.

      On February 28, 1995 the Company sold its remaining Albuquerque, New Mexico property for $375,000, 90% of which was paid by delivery of a New Mexico Real Estate Contract, which was sold in August 1995 for approximately $256,000. The Company realized a gain on this sale of approximately $287,000, approximately $29,000 of which was recognized in the first quarter of fiscal 1996 and the balance was recognized upon the sale of the New Mexico Real Estate Contract.

      General Working Capital Matters

      The Company's allowance for doubtful accounts receivable is considered adequate to cover any future uncollectible accounts relating to sales through January 31, 1996.

      Working capital decreased by $270,000 from $337,000 at January 31, 1995 to $67,000 at January 31, 1996, due primarily to: an increase in accounts receivable of $8,000; a decrease in inventories of $44,000; a decrease in deferred tax assets of $35,000; a decrease in notes receivable of $278,000;
a decrease in the current portion of long-term debt of $278,000; and an increase in accounts payable of $193,000. The decrease in inventories in fiscal 1996 from the previous fiscal year was due principally to decreased sales volume experienced in the Utility Products Group during fiscal 1996. The increase in accounts receivable as of the end of fiscal 1996 over 1995 was due principally to increased sales during the last two months of the fiscal year. The decrease in deferred tax assets at January 31, 1996, resulted from an increase in the deferred tax assets valuation allowance as a result of a reduction in projected deferred income tax benefits to be earned. The decrease in notes receivable resulted from the sale of a term note. The decrease in the current portion of long-term debt resulted from the retirement of an IRB. The increase in accounts payable resulted from a higher volume of purchasing activity at the end of fiscal 1996 compared to 1995.

      Results of Operations
      ---------------------

      In fiscal 1996, total sales decreased $567,000, or 11%, when compared to the prior year. Gross profit margin was 26% in both 1996 and 1995. The sales decrease was due to lower sales of the Utility Products Group. In fiscal 1995, total sales decreased $4,659,000, or 47%, when compared to the prior year, and gross profit margin decreased from 28% in 1994 to 26% in 1995. The decrease in sales occurred in the Utility Products Group due to the absence in fiscal 1995 of two unusually large sales orders that were shipped in fiscal 1994.

      The Company experienced a net loss of $918,000, or $.34 per share, in fiscal 1996, compared to net loss of $144,000, or $.06 per share, in fiscal 1995, and net income of $1,046,000, or $.41 per share, in fiscal 1994. The loss in fiscal 1996 was adversely affected by the net effect of the following, totaling $563,000 or $.21 per share: (1) a gain on the disposal of assets of a discontinued operation, net of income tax effects; (2) a provision for anticipated costs associated with the paint claim law suit (described in Item 3 of this Report); and (3) an increase in the valuation allowance on deferred tax assets. The loss in fiscal 1995 was favorably affected by the following, totaling $179,000, or $.07 per share: (1) the net effect of gains on the disposal of assets of a discontinued operation, net of income tax effects;
and (2) an increase in the valuation allowance on deferred tax assets.
The profit in fiscal 1994 was favorably affected by the net effect of the following, totaling $722,000 or $.28 per share: (1) a loss on the disposal of assets of a discontinued operation, net of income tax effects; and (2) a decrease in the valuation allowance on deferred tax assets.

      Interest expense was $166,000, $165,000 and $188,000 for the periods ended January 31, 1996, 1995 and 1994, respectively. The increase for fiscal 1996 over 1995 was related to an increase in the rate of interest on the Company's line of credit. The decrease in fiscal 1995 over fiscal 1994 was related to a decrease in the amount of debt outstanding. The Company expects an increase in interest expense during fiscal 1996 over fiscal 1995 due to an increase in the interest rate charged on its borrowed funds.

      During fiscal 1996 the Company experienced a $205,000 net gain from the sale of assets held for sale. This gain was the result of the sale of the Haines street property in Albuquerque in February 1995 and the sale of the related New Mexico Real Estate Contract note receivable in August 1995. The gain has been recorded as a discontinued operation, net of taxes, on the Statement of Operations.

      The Company increased its corporate administrative expenses by $31,000 for the period ended January 31, 1996 when compared to the same period in 1995. The increase was related primarily to one-time credits relating to incentive compensation and land lease expenses in fiscal 1995 and severance pay for employees terminated in fiscal 1996.

      The Company had no net deferred tax assets at January 31, 1996. There were no deferred tax liabilities.

      The Company adopted SFAS No. 109 during fiscal 1994. During fiscal 1994 management recorded an increase in net deferred tax assets of $529,000, based upon the belief that the St. Charles building sale would result in future taxable income of approximately $676,000 and that sufficient pre-tax profits would be generated in the future. During fiscal 1995 management recorded a decrease in the net deferred tax assets of $132,000, principally due to increasing the valuation allowance by $137,000. During fiscal 1996 management recorded a decrease in the net deferred tax assets of $397,000, principally due to increasing the valuation allowance by $569,000. Total gross deferred tax assets were $1,784,000 and $1,612,000 at January 31, 1996 and January 31, 1995, respectively, which amounts were reduced by valuation allowances, respectively, of $1,784,000 and $1,215,000.

      Utility Products Group:

      Sales for the Utility Products Group were $2,924,000 for fiscal 1996, $3,748,000 for fiscal 1995 and $9,087,000 in fiscal 1994.

      The Utility Products Group had an operating loss of $186,000 in fiscal 1996 compared to an operating loss of $143,000 in fiscal 1995 and an operating profit of $1,197,000 in fiscal 1994.

      The sales backlog of the Utility Products Group at January 31, 1996 was $446,000 compared to $450,000 at January 31, 1995 and $311,000 at January 31,
1994.

      The Company anticipates that sales and operating profits for the group will increase in fiscal 1997 over the levels of fiscal 1996, due to increased capital spending plans of several of its principal customers. However, there can be no assurance that the Company will achieve such results.

      Precision Metals Group:

      Sales for the Precision Metals Group for the year ended January 31, 1996 were $1,813,000, compared to $1,556,000 for fiscal 1995 and $876,000 in fiscal 1994.

      The Precision Metals Group experienced an operating loss of $24,000 for fiscal 1996 compared to a loss of $76,000 for fiscal 1995 and a loss of $7,000 in fiscal 1994. Fiscal 1995 would have been profitable except for the occurrence of a significant bad debt and the scrapping of related inventory relating to one of the groups' customers.

      The sales backlog for the Precision Metals Group at January 31, 1996 was $217,000, compared to $190,000 at January 31, 1995, and $324,000 at
January 31, 1994.

      The Company anticipates continued growth in sales from the Precision Metals Group in fiscal 1997 and the years beyond as the group continues to pursue and obtain new customers. It is anticipated that the group will experience an operating profit in fiscal 1997. However, there can be no assurance that the Company will achieve such results.

Item 8.  Financial Statements and Supplementary Data.
- ------   -------------------------------------------

      Financial statements and notes thereto are located on pages 15 through 32 hereof and are incorporated herein by this reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- ------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

      None.

                                  PART III
                                  --------

Item 10. Directors and Executive Officers of the Registrant.
- -------  --------------------------------------------------

      The information contained under the caption "INFORMATION CONCERNING NOMINEES" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of shareholders, which involves the election of directors, is incorporated herein by this reference.

Item 11. Executive Compensation.
- -------  ----------------------

      The information contained under the captions "EXECUTIVE COMPENSATION" and "INFORMATION AS TO STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of shareholders is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
- -------  --------------------------------------------------------------

      The information contained under the caption "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of shareholders is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.
- -------  ----------------------------------------------

      The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of shareholders is incorporated herein by this reference.

                                   PART IV
                                   -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
- -------   ---------------------------------------------------------------


(a) (1) Financial Statements:
                                                                         Page
                                                                         ----
        The following financial statements of the Company are
        included hereafter in Part IV:

        Balance Sheets at January 31, 1996 and 1995                       16

        Statements of Operations for the Years ended January 31,
        1996, 1995 and 1994                                               18


        Statements of Changes in Stockholders' Equity (Deficit)
        for the Years ended January 31, 1996, 1995 and 1994               19


        Statements of Cash Flows for the Years ended January 31,
        1996, 1995 and 1994                                               20


        Notes to Financial Statements                                     21

        Independent Auditors' Report                                      33

    (2) Financial Statement Schedule:

        Schedule IX - Valuation and Qualifying Accounts and
        Reserves                                                          34

    (3) Exhibits:  See Exhibit Index on pages 36 through 39 of this Report.

            Management contracts and compensatory plans filed as exhibits to this Report on Form 10-K:

                 Employment Agreement dated July 11, 1977 and First Amendment to Employment Agreement dated September 16, 1987, between Walter Funk, Jr., and the Company. [See Exhibit 10(a) listed on the Exhibit Index.]

                 Employment Agreement dated November 10, 1983, between Lawrence C. Grazevich and the Company. [See Exhibit 10(c) listed on the Exhibit Index.]

                 1981 Employee Incentive Stock Option Plan. [See Exhibit 10(d) listed on the Exhibit Index.]

                 First Amendment to 1981 Employee Incentive Stock Option Plan, dated December 9, 1988. [See, Exhibit 10(e) listed on the
                 Exhibit Index.]

                 Form of Stock Option Agreement (fully exercisable) for certain options issued to Executive Officers under the 1981 Employee Incentive Stock Option Plan on December 9, 1987
                 (in replacement of prior options), with list of option holders.

                 [See Exhibit 10(f) listed on the Exhibit Index.]

                 Form of Stock Option Agreement (exercisable over three years) for certain options issued to Executive Officers under the 1981 Employee Incentive Stock Option Plan on December 9,
                 1987 (in replacement of prior options), with list of option holders. [See Exhibit 10(g) listed on the Exhibit Index.]

                 Form of Stock Option Agreement (fully exercisable) for option holders. [See Exhibit 10(h certain stock options issued to Executive Officers on March 10, 1988 (in replacement of prior options under the 1977 Stock Option
                 Plan), with list of ) listed on the Exhibit Index.]

                 Minutes of Compensation Committee dated March 12, 1993, regarding compensation arrangement for William C. Cottle. [See Exhibit 10(j) listed on the Exhibit Index.]

                 MRL, Inc., 1995 Stock Option Plan, adopted on March 14, 1995, by the Board of Directors. [See Exhibit 10(l) listed on the
                 Exhibit Index.]

                 Stock Purchase Agreement, dated March 29, 1995, between the Company and William C. Cottle. [See Exhibit 10(m) listed on the Exhibit Index.]

                 Separation Agreement and Release, dated March 29, 1995, between the Company and William C. Cottle. [See Exhibit 10(n) listed on the Exhibit Index.]

                 By resolution adopted by the Board of Directors on March 14, 1995, Larry J. Stallings was awarded 100,000 shares of MRL Common Stock. [See Exhibit 10(p) listed on Exhibit Index.]

(b) Reports on Form 8-K: None filed for the three months ended January 31, 1996.

                                            MRL, INC.

                                         BALANCE SHEETS

                                                                               January 31
                                                                      ----------------------------
Assets                                                                1996                    1995
- ------                                                             ----------              ----------
Current Assets

    Cash and cash equivalents (Note A)                             $   66,000              $   47,000
    Accounts receivable, less allowance for
        doubtful accounts of $11,000 in 1996 and
        $98,000 in 1995                                               555,000                 547,000
  Note receivable (Note D)                                               --                   278,000
    Inventories (Note A)
        Finished goods                                                126,000                  41,000
        Work in process                                                54,000                  78,000
        Raw materials                                                 629,000                 734,000
                                                                   ----------              ----------
                                                                      809,000                 853,000


    Prepaid expenses and other
        current assets (Note B)                                        49,000                  57,000
    Deferred tax assets, net                                             --                    35,000
                                                                   ----------              ----------
            Total current assets                                    1,479,000               1,817,000


Property, Plant and Equipment (Notes A, C,
  E & F)

    Buildings and improvements                                        700,000                 700,000
    Leased property under capital leases                            1,148,000               1,148,000
    Machinery and equipment                                           798,000                 793,000
    Assets held for sale                                                 --                   565,000
                                                                   ----------              ----------
                                                                    2,646,000               3,206,000
    Less accumulated depreciation and amortization                 (2,397,000)             (2,780,000)
                                                                   ----------              ----------
                                                                      249,000                 426,000
    Land                                                               17,000                  17,000
                                                                   ----------              ----------
                                                                      266,000                 443,000

    Other assets                                                       28,000                  16,000
    Deferred tax assets, net                                             --                   362,000
                                                                   ----------              ----------

                                                                   $1,773,000              $2,638,000
                                                                   ==========              ==========


See accompanying notes to financial statements.


                                               (Continued)

                                            MRL, INC.

                                         BALANCE SHEETS

Liabilities and Stockholders' Equity (Deficit)                                 January 31
- ----------------------------------------------                        ----------------------------
                                                                      1996                    1995
                                                                   ----------              ----------
Current Liabilities

    Current maturities of long term
        debt and capital lease obligations
        (Notes C & F)                                              $  472,000              $  750,000
    Accounts payable                                                  581,000                 388,000
    Accrued expenses
        Payroll and payroll taxes                                     107,000                  97,000
        Other                                                         252,000                 245,000
                                                                   ----------              ----------
        Total current liabilities                                   1,412,000               1,480,000

Long-Term Obligations

    Other long-term liabilities                                       125,000                    --
    Long-term debt and capital
        lease obligations (Notes C & F)                             1,182,000               1,486,000
    Less current maturities of long-term obligations                 (472,000)               (750,000)
                                                                   ----------              ----------
                                                                      835,000                 736,000

Commitments and Contingencies (Note I)                                    --                      --

Stockholders' Equity (Deficit) (Notes G, I & J)

    Common stock-authorized 5,000,000 shares
        of $.10 par value; issued 2,785,630
        shares at 1996 and 2,685,630 shares at 1995                   279,000                 269,000
    Additional paid-in capital                                      1,351,000               1,339,000
    Deficit                                                        (1,907,000)               (989,000)
                                                                   ----------              ----------
                                                                     (277,000)                619,000

    Less common stock in treasury-at cost:
        99,936 shares in 1996
        and 1995, respectively                                       (197,000)               (197,000)
                                                                   ----------              ----------
                                                                     (474,000)                422,000
                                                                   ----------              ----------
                                                                   $1,773,000              $2,638,000
                                                                   ==========              ==========

See accompanying notes to financial statements.

                                                             MRL, INC.

                                                      STATEMENTS OF OPERATIONS

                                                                                 Years Ended January 31
                                                                   -------------------------------------------------
                                                                      1996                 1995              1994
                                                                   ----------           ----------        ----------
Net sales                                                          $4,737,000           $5,304,000        $9,963,000
Cost of goods sold                                                 (3,515,000)          (3,924,000)       (7,190,000)
                                                                   ----------           ----------        ----------
  Gross profit                                                      1,222,000            1,380,000         2,773,000
Selling and administrative expenses                                (1,667,000)          (1,803,000)       (2,023,000)
                                                                   ----------           ----------        ----------
  Operating income (loss)                                            (445,000)            (423,000)          750,000

Other income (expenses)
  Interest and dividend income                                         12,000               32,000            18,000
  Interest expense                                                   (166,000)            (165,000)         (188,000)
  Provision for lawsuit                                              (125,000)                --                 --
  Provision for loss on asset held for sale (Note D)                     --                (74,000)             --
  Gain (loss) on sale of assets                                          --                   --             (16,000)
                                                                   ----------           ----------        ----------
    Income (loss) from continuing operations
      before income taxes                                            (724,000)            (630,000)          564,000

Income taxes (benefit) (Notes A & H)                                  325,000              (96,000)         (509,000)
                                                                   ----------           ----------        ----------
  Income (loss) from continuing
    operations                                                     (1,049,000)            (534,000)        1,073,000

Discontinued operations (Note E)
  Gain (loss) from operations of discontinued
    segment, net of income taxes                                      131,000              390,000           (27,000)
                                                                   ----------           ----------        ----------


    Net income (loss)                                              $ (918,000)          $ (144,000)       $1,046,000
                                                                   ==========           ==========        ==========




Per common share (Notes G & J)
- ------------------------------

Earnings (loss) per common share:
  Continuing operations                                            $     (.39)          $     (.21)       $      .42
  Discontinued operations                                                 .05                  .15              (.01)
                                                                   ----------           ----------        ----------
    Net income (loss)                                              $     (.34)          $     (.06)       $      .41
                                                                   ==========           ==========        ==========



See accompanying notes to financial statements.

                                                             MRL, INC.

                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
- ------------------------------------------------------------------------------------------------------------------------------------

Years ended                                             Additional                Guarantee of Officers'
January 31, 1996,                              Common   Paid-in                   Loans for Purchase       Treasury
1995 and 1994                                  Stock    Capital          Deficit  of Treasury Stock        Stock              Total
- ------------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1993                  $263,000   $1,338,000   $(1,891,000)       $(36,000)         $(197,000)     $ (523,000)
Issuance of common stock                        6,000        1,000          --              --                 --             7,000
Reduction in guarantees of officers' loans
  for purchase of treasury stock                 --           --            --            36,000               --            36,000
Net income                                       --           --      $1,046,000            --                 --        $1,046,000



Balance at January 31, 1994                  $269,000   $1,339,000     $(845,000)           --            $(197,000)     $  566,000
Net loss                                         --           --        (144,000)           --                 --          (144,000)


Balance at January 31, 1995                  $269,000   $1,339,000     $(989,000)           --            $(197,000)       $422,000
Issuance of common stock                       10,000       12,000          --              --                 --            22,000
Net loss                                         --           --        (918,000)           --                 --         $(918,000)
- ------------------------------------------------------------------------------------------------------------------------------------

Balance at January 31, 1996                  $279,000   $1,351,000   $(1,907,000)           --            $(197,000)      $(474,000)
- ------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                                   MRL, INC.
                                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended January 31
                                                                     ----------------------------------------
                                                                     1996              1995              1994
                                                                  -----------       -----------      ------------
Cash flows from operating activities:
    Net income (loss)                                             $  (918,000)      $  (144,000)     $  1,046,000

    Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
        Depreciation and amortization                                 124,000           161,000           213,000
        Provision for bad debts                                         4,000            84,000             8,000
        (Gain) loss on sale of assets                                (287,000)         (676,000)           16,000
        Loss on discounted sale of note                                82,000              --                --
        Provision for loss on asset held for sale                        --              74,000              --
        Common stock issued as additional compensation                 22,000              --               7,000

    Changes in assets and liabilities:
        Decrease (increase) in deferred tax assets, net               397,000           132,000          (529,000)
        Increase (decrease) in accounts payable                       193,000          (222,000)         (270,000)
        Increase in other long-term liabilities                       125,000              --                --
        Decrease (increase) in inventories                             44,000           161,000          (279,000)
        Increase (decrease) in other, net                              12,000            31,000           (18,000)
        Increase (decrease) in accrued expenses                        17,000           (18,000)          (34,000)
        Decrease (increase) in accounts receivable                    (12,000)          (13,000)          342,000
                                                                  -----------       -----------      ------------
          Net cash provided by (used in) operating activities        (197,000)         (430,000)          502,000

Cash flows from investing activities:
    Capital expenditures                                               (5,000)          (10,000)          (99,000)
    Proceeds from disposal of fixed assets                              7,000           818,000            19,000
    Collection on note receivable                                     534,000            18,000             6,000
                                                                  -----------       -----------      ------------
      Net cash provided by (used in) investing activities             536,000           826,000           (74,000)

Cash flows from financing activities:
    Payments on line of credit                                     (4,986,000)       (6,609,000)      (11,188,000)
    Proceeds from line of credit                                    4,973,000         6,471,000        10,725,000
    Payments on long-term obligations                                (701,000)         (198,000)         (335,000)
    Proceeds from long-term obligations                               410,000           188,000           150,000
    Payments on debt issuance cost                                    (16,000)             --                --
    Proceeds from short-term obligations                                 --                --             300,000
    Payments on short-term obligations                                   --            (300,000)             --
                                                                  -----------       -----------      ------------
      Net cash used in financing activities                          (320,000)         (448,000)         (348,000)
                                                                  -----------       -----------      ------------

      Net increase (decrease) in cash and cash equivalents             19,000           (52,000)           80,000

Cash and cash equivalents at beginning of year                         47,000            99,000            19,000
                                                                  -----------       -----------      ------------
Cash and cash equivalents at end of year                          $    66,000       $    47,000      $     99,000
                                                                  ===========       ===========      ============

Supplemental cash flow information:
    Interest paid                                                 $   188,000       $   185,000      $    186,000
                                                                  ===========       ===========      ============
    Income taxes paid                                             $      --         $     5,000      $       --
                                                                  ===========       ===========      ============

Schedule of noncash financing and investing activities:
    Credit sale of property, plant & equipment                    $   338,000       $      --        $    378,000
    Common stock issued as compensation                           $    22,000       $      --        $       --
    Reduction in guarantee of former officers' loans              $      --         $      --        $     36,000

See accompanying notes to financial statements.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Note A -- Summary of Significant Accounting Policies

The Company follows generally accepted accounting principles to present fairly its financial position, results of operations and cash flows. All significant intercompany accounts and transactions are eliminated in consolidation.

The significant accounting policies are set forth below.

Nature of Operations And Liquidity

The Company incurred a loss from operations in fiscal 1996. The Company made a provision for costs associated with the litigation for the paint claim discussed in Note J and elected to increase the valuation allowance for deferred tax assets at year end. The result of these actions contributed $694,000 to the net loss of $918,000 for the year ended January 31, 1996 which resulted in an accumulated deficit of $1,907,000.

Management of the Company believes it has taken corrective actions during the last nine months that will generate profits beginning in fiscal 1997. These actions include a $300,000 decrease in inventories since May, 1995, restructuring of debt, securing an effective increase in the line of credit, establishing payment schedules with vendors, and increasing revenues through additional sales and marketing activities and price increases. (See Note C - Long-Term Debt and Capital Lease Obligations.)

The Company eliminated a significant amount of overhead during fiscal 1996 by reducing salaried and hourly headcount, closing the corporate office, consolidating operational responsibilities and significantly reducing corporate costs.

Subsequent to the year end, the Company has experienced an increase in orders at its Utility Products Group which will enable the Group to operate at high levels during the normal low volume summer months.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories

Inventories other than inventoried costs relating to contracts in process are stated at the lower of cost (determined on a first-in, first-out [FIFO] basis) or market. Inventoried costs relating to contracts in process are stated at actual production costs incurred to date, reduced by customer advances and by amounts (based on the estimated average costs of all units expected to be produced) identified with units shipped; amounts in excess of estimated realizable value are charged to cost of sales in the year such determination is made.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets under capital leases are recorded at the net present value of future minimum lease payments. Improvements are capitalized while normal repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the balance sheet and the gains or losses on dispositions are recorded in the statement of operations.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Leasehold improvements are amortized over the lesser of the period of the lease or the estimated useful life of the asset. Assets under capital lease arrangements are generally amortized over the primary term of the lease.

The major categories of property, plant and equipment are depreciated using primarily declining balance and straight line methods. Their estimated useful lives are as follows:

  Buildings and improvements                            5 to 20 years
  Leased property under capital leases                  5 to 30 years
  Machinery and equipment                               3 to 12 years
  Assets held for sale                                  5 to 35 years

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Aggregate deferred tax assets are reduced by a valuation allowance to an amount which, in the opinion of management of the Company, will more likely than not be realized.

Earnings (Loss) Per Common Share

Net income (loss) per share is determined by using the weighted average number of shares of common stock and common stock equivalents outstanding during each year plus those common shares which would have been issued under the incentive stock option plan had the options been exercised at the beginning of each year, to the extent such conversion would have a dilutive effect on the per share amount.

Management's Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amounts of notes payable, long-term debt, and obligations under capital leases approximate fair value because they were entered into or renegotiated recently or because the interest rates vary with market rates.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Note B -- Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at January 31:

                                          1996               1995
                                         -------           -------
      Prepaid expenses                   $32,000           $49,000
      Other current assets                17,000             8,000
                                         -------           -------
                                         $49,000           $57,000
                                         =======           =======

Prepaid expenses include various insurance premiums, maintenance contracts and loan fees which are paid in advance and amortized over the term of the payment.

Note C -- Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following at January 31:

                                         1996              1995
                                      ----------        ----------
      Line of credit agreement          $256,000          $269,000
      Trade note payable                 113,000           180,000
      Mortgage loan agreement            130,000           131,000
      Other long-term debt                 3,000              --
      Capital leases                     680,000           906,000
                                      ----------        ----------
                                      $1,182,000        $1,486,000
                                      ==========        ==========

In April 1993 the Company entered into a three-year line of credit agreement with Norwest Business Credit, Inc. ("Norwest"), with $1,000,000 maximum availability based on eligible accounts receivable and inventory. As of January 31, 1995, the Company was in violation of its financial covenants and negotiated a standstill period expiring March 31, 1996, during which the Company agreed to use its best efforts to obtain alternative financing. As of July 31, 1995, the Company was in violation of the debt service coverage ratio covenant in the Standstill Agreement. Effective August 9, 1995, the Company and Norwest amended the Standstill Agreement to permanently reduce the line of credit to $475,000 and provide for payment of minimum interest of $5,500 per month. The line of credit was further reduced in August 1995 by $128,000 from the proceeds of the sale of an obligation held by the Company in connection with the sale of certain property.

On November 16, 1995, the Company entered into a $400,000 line of credit agreement with Concord Growth Corporation ("Concord") to replace the Norwest financing. Under the terms of the agreement, the Company assigns eligible account receivable invoices to Concord for collection. In turn, Concord advances 85% of the invoice amount to the Company. The loan is secured by all accounts receivable and inventory of the Company. A semi-annual fee of 1% of the facility is due at the start of each period. Daily interest of 0.09% of the amount outstanding is payable, with a minimum interest charge of $4,000 per month. The term of the loan is six months and is automatically renewable at the end of each period unless Concord or the Company gives notice of intent not to renew. The Company can terminate the agreement at any time after its initial term without a termination fee. The Company considers the amounts available under the Concord Loan Agreement adequate for current and near-future ordinary operations. At January 31, 1996, the balance outstanding under the Concord Loan Agreement was $256,000.

                                    -23

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Effective December 1, 1994, the Company converted $188,000 of trade accounts payable with one of its vendors to a trade note payable. The note was to be paid in 18 equal monthly payments, beginning January 25, 1995, and bears interest at 12% per annum on the unpaid balance. The Company failed to make the required principal and interest payments of approximately $12,000 per payment beginning with the month of June 1995. Due to this violation, the total principal and interest was due and payable. The Vendor has agreed to a reduced payment schedule. Since July 14, 1995, the Company has made payments of $1,000 per week on the note. As of January 31, 1996, the balance due on the note was $113,000. The balance due has been classified as a current liability.

In April 1993 the Company entered into a $150,000 ten year mortgage agreement with Farmers State Bank of Hoffman, Hoffman, Illinois. The Utility Products Group building and fixtures in Hoffman were pledged as collateral for the loan. The mortgage note carries an initial interest rate of 7.5% per annum for the first three years, with interest during each three year period thereafter at 1.5% over the base rate of The Boatmen's National Bank of St. Louis. The proceeds from the note were utilized as additional working capital. The Company failed to make principal and interest payments to the Bank of Hoffman for the months of May through October, 1995. The Company reached an agreement with the Bank of Hoffman for payment of 10 1/2% interest only through April 1996, and then payment of the balance of the principal due in monthly installments through April 2003, plus interest at 3% over the base rate of the Boatmen's National Bank of St. Louis. All past due interest payments have been made. As of January 31, 1996, the principal amount of the loan is approximately $130,000. The principal amount has been apportioned between current and long-term obligations in accordance with the new amortization schedule.

The Company leases facilities and equipment under the terms of capital leases expiring at various dates through 2014. Several of these leases contain provisions for interest rates to float with the prime rate. One of the lease agreements (under an Arkansas industrial revenue bond issue ["IRB"]) required a tangible net worth of at least $4,000,000. The Company had obtained yearly waivers of this bond covenant, the latest of which ran through May 1, 1996. Accordingly, this capital lease had been apportioned between current and long-term obligations under capital leases in accordance with the original repayment plan. On November 1, 1995, the Arkansas IRB was retired and replaced with a Refunding IRB , with a principal amount of $410,000, with principal and interest (at 9.5% per annum) payable so as to pay the obligation over a 65 month term beginning on December 1, 1995. The Refunding IRB has been apportioned between current and long-term obligations in accordance with the new amortization schedule.

Substantially all land, buildings, equipment, inventory and accounts receivable not otherwise serving as collateral for borrowings and a second deed of trust on certain real estate collateralize the above obligations.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Aggregate maturities of long-term debt and capital lease obligations for each of the next five years ending January 31, and thereafter are as follows:

                                                              Long-Term             Capital Lease
                                                                Debt                 Obligations
                                                              ---------             -------------
            1997                                              $ 381,000              $  150,000
            1998                                                 14,000                 121,000
            1999                                                 16,000                 120,000
            2000                                                 18,000                 120,000
            2001                                                 20,000                 120,000
            2002 and thereafter                                  53,000                 606,000
                                                              ---------              ----------
            Total payments                                      502,000               1,237,000
            Less amount representing interest                                          (557,000)
                                                                                     ----------
            Present value of obligations
              under capital leases                                                      680,000
            Less current maturities                            (381,000)                (91,000)
                                                              ---------              ----------

                                                              $ 121,000              $  589,000
                                                              =========              ==========

The following is a summary of property held under capital leases at January 31:

                                                               1996                    1995
                                                            -----------             -----------
            Buildings & improvements                        $   123,000             $   123,000
            Machinery & equipment                             1,025,000               1,025,000
            Assets held for sale                                   --                   565,000
                                                            -----------             -----------
                                                              1,148,000               1,713,000
            Less accumulated amortization                    (1,013,000)             (1,443,000)
                                                            -----------             -----------
                                                            $   135,000             $   270,000
                                                            ===========             ===========

Aggregate payments required under operating lease obligations for each of the years ending January 31, are as follows:

            1997                                                 $20,000
            1998                                                   8,000
            1999                                                   1,000
                                                                 -------

            Total operating lease obligations                    $29,000
                                                                 =======

Rent expense was $16,000, $15,000, and $11,000 in fiscal 1996, 1995, and
1994.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Note D -- Note Receivable

Note receivable represents a New Mexico Real Estate Contract (note) receivable from Sawmill Investment Corp. related to the sale of the 7th Street property in Albuquerque, New Mexico. The original principal amount of the note was for $378,000, plus interest at 10% per annum, payable in a monthly payment of principal and interest of $5,000 over 10 years. On February 23, 1995 the Company sold this note receivable. At January 31, 1995 the note receivable was reflected as a current asset and at the net amount received from the sale. The Company provided for a loss from this sale of $74,000 at January 31, 1995.

Note E -- Discontinued Operations

Prior to fiscal 1994, the Company announced the decision to discontinue certain lines of its business. Fiscal 1996 discontinued operations included the gain on the sale of the Haines Street property, in Albuquerque, New Mexico, which was included in assets held for sale on the January 31, 1995 balance sheet. Fiscal 1995 discontinued operations included the gain on the sale of the St. Charles facility in St. Charles, Missouri. Fiscal 1994 discontinued operations included the loss on the sale of the 7th Street property in Albuquerque, New Mexico.

Note F -- Assets Held for Sale

The Company had leased its two owned buildings in Albuquerque, New Mexico, to various tenants since fiscal 1989. The Company sold the 7th Street property during fiscal 1994. The remaining building, the Haines Street property, was included in assets held for sale on the January 31, 1995 balance sheet at cost less accumulated depreciation. The Haines Street property was sold on February 28, 1995.

The Company placed for sale the land and building of the Metal Fabrication Group, the St. Charles facility, in December 1991. The land and building was sold on March 31, 1994.

The net book value of assets held for sale at January 31, 1996 and 1995 were $0 and $58,000, respectively.

Note G -- Stock Options

The following is a summary of transactions relating to stock options:

                                                            1996              1995              1994
                                                          -------           -------           -------
Shares subject to options at beginning of year            210,000           210,000            35,000
Options granted                                            75,000            25,000           175,000
Options canceled                                          (90,000)          (25,000)             --
                                                          -------           -------           -------

Shares subject to options at end of year                  195,000           210,000           210,000
                                                          =======           ========          =======

Options granted in fiscal 1996 were at an option price of $0.75 per share.
As of January 31, 1996, options for 175,000 shares were currently exercisable at option prices of $0.22 to $1.88 per share. Another 20,000 shares were not exercisable as of January 31, 1996. During 1996 and 1995 options were canceled due to termination of eligible employees. Options for an additional 95,000 shares were canceled in March, 1996.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Note H -- Income Taxes

The Company adopted SFAS 109 as of February 1, 1993. During the first two quarters of fiscal 1994 the Company believed the valuation allowance for the deferred asset was equal to the deferred asset, resulting in no net deferred asset being recorded. During October 1993 the Company concluded that the valuation allowance should be decreased, resulting in the recording of a net deferred asset. During January 1995 the Company concluded that the valuation allowance should be increased, resulting in a reduction of the net deferred asset. During January 1996, the Company concluded that the valuation allowance should be increased, resulting in the elimination of the net deferred asset.

The valuation allowance for deferred tax assets as of January 31, 1996 and January 31, 1995 was $1,784,000 and $1,215,000 respectively. The net change in the total valuation allowance for the year ended January 31, 1996 and January 31, 1995 was an increase of $569,000 and an increase of $137,000 respectively.

Total income tax expense (benefit) for the years ended January 31 was allocated as follows:

                                                           1996              1995              1994
                                                        ---------         ---------         ---------
  Continuing Operations                                 $ 325,000         $ (96,000)        $(509,000)
  Discontinued Operations                                  72,000           229,000           (16,000)
                                                        ---------         ---------         ---------
                                                        $ 397,000         $ 133,000         $(525,000)
                                                        =========         =========         =========

Income tax expense (benefit) attributed to income from continuing operations consists of:

                                                           Current         Deferred             Total
                                                           -------         --------             -----
Year Ended January 31, 1996:
  U.S. Federal                                              $  --         $ 284,000         $ 284,000
  State and Local                                                            41,000            41,000
                                                            ------        ---------         ---------
                                                            $  --         $ 325,000         $ 325,000
                                                            ======        =========         =========

Year Ended January 31, 1995:
  U.S. Federal                                              $1,000         $(85,000)         $(84,000)
  State and Local                                                           (12,000)          (12,000)
                                                            ------         --------          --------
                                                            $1,000         $(97,000)         $(96,000)
                                                            ======         ========          ========

Year Ended January 31, 1994:
  U.S. Federal                                              $4,000        $(422,000)        $(418,000)
  State and Local                                              --           (91,000)          (91,000)
                                                            ------        ---------         ---------
                                                            $4,000        $(513,000)        $(509,000)
                                                            ======        =========         =========

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the years ended January 31 are as follows:

                                                           1996              1995              1994
                                                        ---------         ---------         ---------
  Deferred tax expense (benefit)                        $(244,000)        $(234,000)        $ 209,000
  Increase (decrease) in beginning of period
    balance of the valuation allowance
    for deferred tax assets                               569,000           137,000          (722,000)
                                                        ---------         ---------         ---------
                                                        $ 325,000         $ (97,000)        $(513,000)
                                                        =========         =========         =========

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:

                                                           1996              1995              1994
                                                        ---------         ---------         ---------
Computed statutory tax                                  $(246,000)        $(214,000)        $ 182,000

Increase (reduction) in income
taxes resulting from:
  State income taxes, net of
    federal income tax benefit                             27,000           (20,000)           27,000
  Alternative minimum tax provision                          --               1,000             4,000
  Change in the beginning of the
    period balance of the valuation
    allowance for deferred tax assets                     569,000           137,000          (722,000)
  Other                                                   (25,000)             --                --
                                                        ---------         ---------         ---------
    Income taxes (benefit)                              $ 325,000         $ (96,000)        $(509,000)
                                                        =========         =========         =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at January 31 are presented below.

                                                                             1996              1995
                                                                          ----------        ----------
Net operating loss carryforward                                           $1,629,000        $1,442,000
Plant and equipment, principally due
  to difference in depreciation                                               62,000            62,000
Provision for loss on asset sale and
  lawsuit settlement                                                          59,000            40,000
Accounts receivable, principally due to
  allowance for doubtful accounts                                              4,000            35,000
Inventories, principally due to additional
  costs inventoried for tax purposes
  pursuant to the Tax Reform Act of 1986                                      14,000            15,000
Accrued vacation pay                                                          11,000            13,000
Alternative minimum tax carryforwards                                          5,000             5,000
                                                                          ----------        ----------
  Total gross deferred tax assets                                          1,784,000         1,612,000
  Less valuation allowance                                                 1,784,000         1,215,000
                                                                          ----------        ----------
  Net deferred tax assets                                                 $     --          $  397,000
                                                                          ==========        ==========

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

At January 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $4,578,000 which are available to offset future federal taxable income, if any. These net operating loss carryforwards expire during the periods ending from fiscal 2004 through fiscal 2010. In addition, the Company has alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note I -- Commitments and Contingencies

The Company has separate consulting agreements with two persons who are directors and officers of the Company. One of the directors serves as Chairman of the Board of Directors, but receives no remuneration from the Company outside of that from the consulting agreement, which provides for annual payments of $71,000. The other director is Vice Chairman of the Company, whose agreement provides for annual payments of $38,000. Both agreements expire in 2002 and are adjusted annually for changes in the cost of living index. The agreements further provide for continuation of the annual payments in the event of total disability and for reduced payments to designated beneficiaries in the event of early death. Additionally, the agreements provide for certain health care and life insurance benefits to be provided during the terms of the consulting periods. In the event of total disability or early death, the discounted present value of future payments would be accrued and charged to operations at that time. Payments under both agreements have been temporarily reduced or eliminated.

On April 4, 1988, the Company sold shares of its treasury stock to four officers and a key employee of the Company and agreed to guarantee bank loans obtained by each of these individuals to purchase the shares. These loans were fully paid by January 31, 1994. The Company is a defendant in a lawsuit filed by two of such individuals in which it is alleged that the Company agreed to repurchase their stock. The suit asks that the Company repurchase the common stock and reimburse the plaintiffs for interest incurred on the loans used to finance the stock purchase. The Company is currently unaware of any action on the part of the plaintiffs to actively pursue this suit.
The suit was dismissed, without prejudice, and the Company is unaware of any action on the part of the plaintiffs to reinstate the suit.

In fiscal 1994 the Company was contacted by a customer regarding imperfections in the powder coated paint on standby power units supplied by the customer to an end user. In December 1994 the Company's customer, who had received the standby power units and ultimately shipped them to the end user, filed a breach of contract lawsuit against the Company in an amount to be determined but in excess of $900,000. The Company has investigated and verified the extent of the problem, and estimates that it is possible that the cost to correct the paint imperfections could exceed $1,000,000. It is the opinion of the Company that the liability for correction of this problem is the responsibility of an independent vendor that performed the powder coating for the Company. Should the vendor be unable to satisfy this liability, which the Company understands is likely to be the case, it is the opinion of management that the Company has insurance coverage that will satisfy this liability. However, in December 1994 the Company's insurance carrier denied coverage.The Company has brought suit against its insurance carrier seeking to be defended and indemnified by the carrier against this suit. The customer has begun the repair of the units. Negotiations to reach a settlement acceptable to all parties are underway. Management has estimated it will cost $125,000 to litigate and settle the matters related to the paint claim. Accordingly, that amount has been accrued.

The Company has been named defendant in another lawsuit. The lawsuit pertains to merchandise sold in a discontinued line of business to a customer. The Company anticipates this lawsuit will be settled out of court. The anticipated settlement is reflected in the current liabilities and discontinued operations at January 31, 1996 and January 31, 1995.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994


Note J -- Earnings (Loss) Per Share

Earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the year (2,674,187 in 1996, 2,585,694 in 1995 and 2,573,036 in 1994). Stock options had no dilutive effect on earnings (loss) per share.

Note K -- Operating Groups

SFAS 14 requires disclosure of certain industry segment (operating group) data. The Company currently operates in two industry segments, the Utility Products Group and the Precision Metals Group.

Utility Products Group

The Utility Product Group's operations are conducted primarily in a Company owned facility in Hoffman, Illinois. This group produces and sells mobile service and support equipment for construction and maintenance crews of underground utility distribution systems, principally for the major telephone
companies.   The group also manufactures and distributes mobile power
equipment which provides standby electrical power. This group sells accessory equipment, and replacement and service parts for its mobile power equipment. The group also fabricates tubular frames for mail handling equipment. This group's products are sold under the trade name "HESCO." The primary markets for this group are the telecommunications and utility power industries.

Precision Metals Group

The Precision Metals Group operations are located in a leased facility in Piggott, Arkansas. The operation consists of contract sheet metal fabrication and assembly, machining, welding and painting. Customers are original equipment manufacturers located primarily in the Southeast, Southwest and Midwest regions of the United States. The group also provides fabrication services for the Utility Products Group. The group has no proprietary product lines.

The Company utilizes direct sales and commissioned representatives to market its products to a variety of customers.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

The following is a schedule of the sales, operating profit (loss) and assets of the operations of the Company by operating group for the three fiscal years ended January 31:

                                         1996         1995        1994
                                       -------      -------     -------
                                                (In Thousands)
Net Sales:
  Utility Products                     $ 2,924      $ 3,748     $ 9,087
  Precision Metals                       1,813        1,556         876
                                       -------      -------     -------

Total                                  $ 4,737      $ 5,304     $ 9,963
                                       =======      =======     =======

Operating profit (loss) <F1>:
  Utility Products                     $  (186)     $  (143)    $ 1,197
  Precision Metals                         (24)         (76)         (7)
                                       -------      -------     -------
Total                                  $  (210)     $  (219)    $ 1,190
                                       =======      =======     =======

Identifiable assets <F2>:
  Utility Products                     $ 1,050      $ 1,174     $ 1,507
  Precision Metals                         656          632         642
                                       -------      -------     -------

Total                                  $ 1,706      $ 1,806     $ 2,149
                                       =======      =======     =======

Depreciation expense:
  Utility Products                     $    27      $    44     $    62
  Precision Metals                          94           83          89
  Corporate                                  3           34          62
                                       -------      -------     -------

Total                                  $   124      $   161     $   213
                                       =======      =======     =======

Capital expenditures:
  Utility Products                     $    --      $    --     $    65
  Precision Metals                           5           10          11
  Corporate                                 --           --          23
                                       -------      -------     -------

Total                                  $     5      $    10     $    99
                                       =======      =======     =======

- -----------------------
<F1> Operating profit (loss) represents sales less operating costs and expenses. In computing operating profit (loss), general corporate expenses of $235,000, $204,000 and $440,000 in fiscal 1996, 1995, and 1994, respectively, have been excluded from operating expenses.

<F2> Assets by operating group are those assets that are used in the Company's operations in each group. Corporate assets (not presented) are principally cash, notes receivable, deferred tax assets and assets held for sale.

                                  MRL, INC.
                   NOTES TO FINANCIAL STATEMENTS
                  JANUARY 31, 1996, 1995 AND 1994

Note L -- Related Party Transactions

In fiscal 1994 the Company issued 60,000 shares of common stock to an officer and director of the Company at fair market value.

On February 28, 1995, the Company sold the remaining Albuquerque, New Mexico real estate, the Haines Street property, for $375,000. A New Mexico Limited Liability Company, which is partially owned by the former President and CEO of the Company purchased the property.

Note M -- Concentration of Business and Credit Risks

For the years ended January 31, 1996, 1995 and 1994, the Company had aggregate sales to one, two and two customers, totaling $880,000, $1,506,000 and $5,763,000, or approximately 19%, 28% and 58% of the Company's net sales for the years then ended, respectively.

For the years ended January 31, 1996 and 1995, the Company had aggregate trade accounts receivable balances from two customers at each year end period totaling $121,000 and $144,000, or approximately 22% and 26% of the Company's total trade accounts receivable balances for the years then ended, respectively.

                       INDEPENDENT AUDITORS' REPORT
                       ----------------------------


The Board of Directors and Stockholders
MRL, Inc.:

We have audited the accompanying balance sheets of MRL, Inc. (the Company) as of January 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended January 31, 1996. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRL, Inc. as of January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG Peat Marwick LLP



St. Louis, Missouri
April 12, 1996

                                                     MRL, INC.

                                  SCHEDULE IX - VALUATION AND QUALIFYING ACCOUNTS

           Column A                            Column B          Column C           Column D           Column E
- -------------------------------              ------------      ------------       ------------       -------------


                                               Balance at        Charged to
                                               Beginning          Costs and         Deductions          Balance at
          Description                          of Period          Expenses           Describe        End of Period
- -------------------------------                ----------        ----------         ----------       -------------
Year Ended January 31, 1996

  Allowance for doubtful accounts                 $98,000           $ 4,000       $(91,000)<FA>            $11,000
                                                  -------           -------       --------                 -------


Year Ended January 31, 1995

  Allowance for doubtful accounts                 $23,000           $84,000        $(9,000)<FA>            $98,000
                                                  -------           -------       --------                 -------


Year Ended January 31, 1994

  Allowance for doubtful accounts                 $49,000           $ 8,000       $(34,000)<FA>            $23,000
                                                  -------           -------       --------                 -------


<FA> Write-offs of uncollectible accounts.

                                 SIGNATURES


 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized.


                               MRL, INC.



Date:  April 30, 1996          By: /s/ Larry J. Stallings
                                   ---------------------------------------------
                                   Larry J. Stallings
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)
                                   Chief Financial Officer
                                   (Principal Financial Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Company and in the capacities as members of the Board of Directors of the Company.

Date:  April 30, 1996         /s/ Larry J. Stallings
                              --------------------------------------------------
                              Larry J. Stallings


Date:  April __, 1996
                              --------------------------------------------------
                              Walter Funk, Jr.


Date:  April 30, 1996         /s/ Everett Gray
                              --------------------------------------------------
                              Everett Gray


Date:  April 30, 1996         /s/ Lawrence C. Grazevich
                              --------------------------------------------------
                              Lawrence C. Grazevich


Date:  April 30, 1996         /s/ William W. Halliday
                              --------------------------------------------------
                              William W. Halliday


Date:  April 30, 1996         /s/ Alan G. Johnson
                              --------------------------------------------------
                              Alan G. Johnson


Date:  April 30, 1996         /s/ John H. Pahlmann
                              --------------------------------------------------
                              John H. Pahlmann

                                EXHIBIT INDEX
Exhibit
Number                                   Description
- -------     ---------------------------------------------------------------------
3(a)        Restated Articles of Incorporation, which were filed as Exhibit
            3(a) to the Company's Annual Report on Form 10-K for the year ended
            January 31, 1993.

3(b)        Restated Bylaws and all amendments thereto, which were filed as
            Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended January 31, 1993.

4(a)        Agreement (which was filed as Exhibit 4(a) to the Company's
            Annual Report on Form 10-K for the year ended January 31, 1981) to furnish the Commission, upon its request, copies of:

            (1) Indenture of Mortgage and Deed of Trust dated as of
                September 1, 1980 and capitalized Lease Agreement of even date therewith, regarding issuance by the Industrial Development authority of St. Charles County,
                Missouri of $500,000 principal amount of industrial revenue bonds to finance such Authority acquisition of certain real estate, improvements and equipment and lease thereof to the Company; and

            (2) Indenture of Mortgage and Deed of Trust dated as of
                September 1, 1980, and capitalized Lease Agreement of even date therewith, regarding issuance by the City of Albuquerque, New Mexico, of $450,000 principal amount of industrial revenue bonds to finance such City's acquisition of certain equipment and lease thereof to the Company.

4(b) Mortgage and Indenture of Trust, dated as of September 1, 1981, and capitalized Lease Agreement of even date therewith, regarding issuance by the City of Albuquerque, New Mexico of $1,400,000 principal amount of industrial revenue bonds to finance such City's acquisition of certain real estate, improvements and equipment and lease thereof to the Company, which was filed as
            Exhibit 4(b) to the Company's Annual Report on Form 10-K for the year ended January 31, 1982.

4(c)        Trust Indenture, dated as of May 1, 1984, and Capitalized Lease
            Agreement of even date therewith, regarding issuance by the City of Piggott, Arkansas of $1,000,000 principal amount of Industrial
            Revenue Bonds to finance such City's acquisition of certain equipment and lease thereof to the Company, which was filed as Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended
            January 31, 1985.


Exhibit
Number                                   Description
- -------     ---------------------------------------------------------------------
4(d)        Trust Indenture, dated as of May 1, 1984, and Capitalized Lease
            Agreement of even date therewith, regarding issuance by the
            City of Piggott, Arkansas of $500,000 principal amount of
            Industrial Revenue Bonds to finance such City's acquisition of certain equipment and lease thereof to the Company, which was filed as Exhibit r(d) to the Company's Annual Report on Form 10-K
            for the year ended January 31, 1985.

4(e)        Guaranty Agreements, dated as of May 1, 1984, regarding Industrial
            Revenue Bonds listed as Exhibits 4(c) and 4(d) hereof, which was filed as Exhibit 4(e) to the Company's Annual Report on Form 10-K for the year ended January 31, 1985.

10(a)       Employment Agreement dated July 11, 1977 and First Amendment to
            Employment Agreement dated September 16, 1987, between Walter
            Funk, Jr. and the Company, filed as Exhibit 10(a) to the Company's
            Annual Report on Form 10-K for the year ended January 31, 1994.

10(b) Lease and Loan Agreement dated as of December 1983 between the City of Piggott, Arkansas and the Company which was filed as
            Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended January 31, 1984.

10(c)       Employment Agreement dated November 10, 1983, between Lawrence
            C. Grazevich and the Company, which was filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended
            January 31, 1984.

10(d)       1981 Employee Incentive Stock Option Plan, which was filed as
            Exhibit 4(e) to the Company's Registration Statement on Form S-8,
            No. 2-77392, filed May 5, 1982.

10(e) First Amendment to 1981 Employee Incentive Stock Option Plan, dated December 9, 1988, which was filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended
            January 31, 1988.

10(f) Form of Stock Option Agreement (fully exercisable) for certain options issued to Executive Officers under 1981 Employee Incentive
            Stock Option Plan on December 9, 1987 (in replacement of prior options), with list of option holders, which was filed as
            Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended January 31, 1988.


Exhibit
Number                                   Description
- -------     ---------------------------------------------------------------------
10(g)       Form of Stock Option Agreement (exercisable over three years)
            for certain options issued to Executive Officers under 1981
            Employee Incentive Stock Option Plan on December 9, 1987 (in
            replacement of prior options), with list of option holders, which was filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended January 31, 1988.

10(h) Form of Stock Option Agreement (fully exercisable) for certain options issued to Executive Officers on March 10, 1988 (in replacement of prior options issued under the 1977 Stock Option
            Plan), with list of option holders, which was filed as Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended
            January 31, 1988.

10(i)       Credit and Security Agreement dated April 28, 1993 with Norwest
            Business Credit, Inc. (including forms of promissory notes related thereto) (the "Credit and Security Agreement"), which was filed as
            Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended January 31, 1993.

10(j) Minutes of Compensation Committee dated March 16, 1993 regarding compensation arrangement for William C. Cottle, which was filed as Exhibit 10(p) to the Company's Annual Report on Form 10-K for the year ended January 31, 1993.

10(k)       First Amendment to the Credit and Security Agreement, effective
            September 1, 1994, filed as Exhibit 10(k) to the Company's Annual
            Report on Form 10-K for the year ended January 31, 1995.

10(l)       MRL, Inc. 1995 Stock Option Plan, adopted on March 14, 1995, by the
            Board of Directors, filed as Exhibit 10(l) to the Company's Annual
            Report on Form 10-K for the year ended January 31, 1995.

10(m) Stock Purchase Agreement, dated March 29, 1995, between the Company and William C. Cottle, filed as Exhibit 10(m) to the Company's Annual
            Report on Form 10-K for the year ended January 31, 1995.

10(n)       Separation Agreement and Release, dated March 29, 1995, between the
            Company and William C. Cottle, filed as Exhibit 10(n) to the Company's Annual
            Report on Form 10-K for the year ended January 31, 1995.

10(o)       Standstill Agreement, dated April 27, 1995, with Norwest Business
            Credit, Inc., relating to the Credit and Security Agreement, filed as Exhibit 10(o) to the Company's Annual Report on Form 10-K for the year ended January 31, 1995.


Exhibit
Number                                   Description
- -------     ---------------------------------------------------------------------
10(p)       Resolutions adopted by the Board of Directors on March 14, 1995, regarding award to Larry J. Stallings of 100,000 shares of MRL common stock, filed herewith.

23(a)       Consent of KPMG Peat Marwick LLP to incorporation by reference of its Report of Independent Certified Public Accountants into the Company's Registration Statement No. 2-77392 on Form S-8, filed herewith.

- ---------------

     All exhibits not filed herewith are incorporated herein by reference as exhibits to this Report.