Form 10-Q
period 1996-04-30
MRL INC
filed 1996-06-14
CIK 66965

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

                                (MARK ONE)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended         April 30, 1996
                    -----------------------------------------------------------
                                    OR
[   ]     Transition Report Pursuant To Section 13 Or 15(d) of The Securities
          Exchange Act of 1934

For the transition period from                           to
                                -------------------------  --------------------

Commission file number:             0-1363
                        -------------------------------------------------------

                                 MRL, Inc.
- -------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

     Missouri                                                     43-0614403
- -------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                 Identification No.)

  287 N. Lindbergh, Suite 206, St. Louis, Missouri           63141-7840
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                              (314) 432-7222
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
         ---      ---

                                                       Number of Shares
Title of class of Common Stock               outstanding as of this report date
- ------------------------------               ----------------------------------
Common Stock, par value $.10 per share                     2,785,694
                                                         -------------

                                  PART I

                           FINANCIAL INFORMATION

                                   CONDENSED BALANCE SHEETS
                                 APRIL 30 AND JANUARY 31, 1996

                                                   APRIL 30      JANUARY 31
                                                 -----------     ----------
                                                 (Unaudited)
Assets
- ------

Current Assets:
Cash and cash equivalents                       $     5,000    $    66,000
Accounts receivable, net                            531,000        555,000
Inventories (Note B)                                919,000        809,000
Prepaid expenses and
 other current assets                                34,000         49,000
                                                -----------    -----------
    Total current assets                          1,489,000      1,479,000

Property, plant and equipment, net                  234,000        266,000
Other assets                                         27,000         28,000
Deferred income taxes (Note D)                       49,000            --
                                                -----------    -----------
                                                $ 1,799,000    $ 1,773,000
                                                ===========    ===========

Liabilities and Shareholders' Equity (Deficit)
- ----------------------------------------------
Current Liabilities:
Current maturities of long-term debt
  and capital lease obligations                 $   516,000        472,000
Accounts payable                                    640,000        581,000
Accrued expenses                                    295,000        225,000
Accrued payroll and payroll taxes                    96,000        107,000
                                                -----------    -----------
   Total current liabilities                      1,547,000      1,412,000

Long-Term Obligations:
Long-term debt and capital lease obligations      1,330,000      1,307,000

 Less current maturities of
  long-term obligations                            (516,000)      (472,000)
                                                -----------    -----------
                                                    814,000        835,000

Shareholders' Equity (Deficit):
Common stock                                        279,000        279,000
Additional paid-in capital                        1,351,000      1,351,000
Deficit                                          (1,995,000)    (1,907,000)
                                                -----------    -----------
                                                   (365,000)      (277,000)

Less treasury stock                                (197,000)      (197,000)
                                                -----------    -----------
                                                   (562,000)      (474,000)
                                                -----------    -----------
                                                $ 1,799,000    $ 1,773,000
                                                ===========    ===========

                                           UNAUDITED
                              CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                           (Note A)


                                                    1996           1995
                                                -----------    -----------

Net sales                                        $1,064,000     $1,248,000
Cost of goods sold                                  791,000        984,000
                                                -----------    -----------
  Gross profit                                      273,000        264,000

Selling and administrative expenses                 364,000        455,000
                                                -----------    -----------
  Operating income (loss)                           (91,000)      (191,000)

Other income (expenses)
  Interest expense                                  (46,000)       (40,000)
                                                -----------    -----------
    Income (loss) from continuing operations
       before income taxes                         (137,000)      (231,000)

Income taxes (benefit) (Note D)                     (49,000)       (85,000)
                                                -----------    -----------
  Income (loss) from continuing operations          (88,000)      (146,000)

Discontinued operations  (Note C)
  Gain from operations of
   discontinued segment, net of taxes                  --           18,000
                                                -----------    -----------
    Net income (loss)                            $  (88,000)    $ (128,000)
                                                ===========    ===========




Earnings (loss) per common share: (Note E)
  Continuing operations                          $     (.03)    $     (.06)
  Discontinued operations                                --            .01
                                                -----------    -----------
    Net income (loss)                            $     (.03)    $     (.05)
                                                ===========    ===========


                                                        UNAUDITED
                                             CONDENSED STATEMENTS OF CASH FLOWS
                                     FOR THE THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                                                               1996           1995
                                                            ---------     ----------
Cash flow from operating activities:
  Net income (loss)                                         $ (88,000)    $ (128,000)

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                            32,000         31,000
      Provision for bad debts                                   3,000          1,000
      (Gain) on sale of assets                                   --          (29,000)
      Common stock issuance                                      --           22,000

Changes in assets and liabilities:
  (Increase) in inventories                                  (110,000)      (197,000)
  Increase in accounts payable                                 59,000        307,000
  (Increase) in deferred income taxes                         (49,000)       (74,000)
  Increase in accrued expenses                                 32,000         31,000
  Decrease (increase) in accounts receivable                   21,000       (167,000)
  Decrease in other, net                                       16,000         39,000
                                                            ---------     ----------
    Net cash (used in) operating activities                   (84,000)      (164,000)

Cash flows from investing activities:
  Capital expenditures                                           --             --
  Proceeds from disposal of fixed assets                         --            7,000
  Collections on notes receivable                                --          279,000
                                                            ---------     ----------
    Net cash provided by investing activities                    --          286,000

Cash flows from financing activities:
  Proceeds from line of credit                                 44,000        222,000
  Payments on long-term obligations                           (21,000)      (290,000)
                                                            ---------     ----------
    Net cash provided by (used in) financing activities        23,000        (68,000)

    Net (decrease) increase in cash and cash equivalents      (61,000)        54,000

Cash and cash equivalents at beginning of year                 66,000         47,000
                                                            ---------     ----------

Cash and cash equivalents at April 30                       $   5,000     $  101,000
                                                            =========     ==========

Supplemental cash flow information:
  Interest paid                                             $  43,000     $   37,000
                                                            =========     ==========
  Income taxes paid                                         $    --       $     --
                                                            =========     ==========

Schedule of noncash financing and investing activities:
  Credit sale of property, plant and equipment              $    --       $  338,000
                                                            =========     ==========

                            MRL, INC.
                            UNAUDITED
             NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A - In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's results of operations and changes in financial position for the three month period ended April 30, 1996 and 1995. All significant intercompany accounts and transactions are eliminated in consolidation.

          The unaudited condensed statement of operations for the three month period ended April 30, 1995 has been restated to conform to the presentation of the statement of operations for the three month period ended April 30, 1996.

Note B - The composition of inventory for the periods ended April 30, 1996 and January 31, 1996 is as follows:

                                              4/30/96             1/31/96
                                            ----------          ----------
          Finished goods                    $   40,000          $  126,000
          Work in process                       56,000              54,000
          Raw materials and supplies           823,000             629,000
                                            ----------          ----------

             Total inventory                $  919,000          $  809,000
                                            ==========          ==========

Note C - On March 28, 1995, the Company sold its remaining property in Albuquerque, New Mexico for $375,000. Of the total price, 10% was paid in cash and the balance was paid by delivery of a New Mexico Real Estate Contract. During the three month period ended April 30, 1995, the Company experienced a $29,000 gain from the sale and recorded a Note Receivable of $338,000.

Note D - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. The Company adopted "SFAS No. 109" as of February 1, 1993.

          Total income tax expense (benefit) for the three month periods ended April 30, 1996 and 1995 was allocated as follows:

                                           1996           1995
                                         --------      ---------
          Income from
          Continuing Operations          $(49,000)     $ (85,000)
          Discontinued Operations            --            9,000
                                         --------      ---------

                                         $(49,000)     $ (74,000)
                                         ========      =========

          Income tax expense (benefit) attributed to income from continuing operations consists of:

                                                Current      Deferred         Total
                                                -------      --------         -----
        Three Months Ended April 30, 1996:

            U.S. Federal                      $   --        $ (45,000)     $ (45,000)
            State and Local                       --           (4,000)        (4,000)
                                              -------       ---------      ---------
                                              $   --        $ (49,000)     $ (49,000)
                                              =======       =========      =========

        Three Months Ended April 30, 1995:

            U.S. Federal                      $   --        $ (68,000)     $ (68,000)
            State and Local                       --           (6,000)        (6,000)
                                              -------       ---------      ---------
                                              $   --        $ (74,000)     $ (74,000)
                                              =======       =========      =========

          The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S.
          statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:


                                           Three Months Three Months
                                               Ended       Ended
                                              4/30/96     4/30/95
                                           ------------ ------------

          Computed statutory tax             $(45,000)    $(68,000)

          Increase (reduction) in
          income taxes resulting from:

          State income taxes, net of
          federal income tax benefit           (4,000)      (6,000)

          Alternative minimum
          tax provision                          --             --
                                             ---------   ----------

          Income taxes (benefit)             $(49,000)   $ (74,000)
                                             =========   ==========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 30, 1996 and January 31, 1996 are presented below.

                                                         4/30/96        1/31/96
                                                       ----------     ----------
          Net operating loss carryforward              $1,674,000     $1,629,000
          Plant and equipment, principally due
            to difference in depreciation                  62,000         62,000
          Inventories, principally due to additional
            costs inventoried for tax purposes
            pursuant to the Tax Reform Act of 1986         16,000         14,000
          Accrued vacation pay                             12,000         11,000
          Provision for loss on asset sale and
            lawsuit settlement                             59,000         59,000
          Accounts receivable, principally due to
            allowance for doubtful accounts                 5,000          4,000
          Alternative minimum tax carryforward              5,000          5,000
                                                       ----------     ----------
            Total gross deferred tax assets             1,833,000      1,784,000
            Less valuation allowance                    1,784,000      1,784,000
                                                       ----------     ----------
            Net deferred tax assets                    $   49,000     $     --
                                                       ==========     ==========

          At April 30, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,702,000 which are available to offset future federal taxable income, if any, for periods ending from fiscal 2004 through fiscal 2010. In addition, the Company had alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note E - Earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding of 2,685,694 and 2,639,627 for the three months ended April 30, 1996 and 1995, respectively.

                               MRL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- ------------------------------------------------------------------------------

Capital Resources and Liquidity
- -------------------------------

    Accounts payable increased $59,000 from January 31, 1996 to
April 30, 1996. The increase was related to an inventory increase of $110,000 from January 31, 1996 to April 30, 1996 in anticipation of increased shipments in the second quarter of fiscal 1997.

    On May 13, 1996, the Company entered into a $800,000 asset based lending agreement with Concord Growth Corporation ("Concord") to replace an existing $400,000 factoring agreement with Concord. The new loan agreement expires on June 13, 1997 and is renewable for successive six month periods. The loan is secured by all accounts receivable and inventory of the Company. As of May 31, 1996, the principal amount of loans outstanding under the agreement was $428,000, and the Company had additional borrowing availability of $64,000 (based on eligible accounts receivable).

    The Company plans to continue to closely manage inventory and accounts receivable to maintain sufficient working capital to operate at anticipated sales levels.

Results of Operations
- ---------------------

    Sales decreased 15% for the three month period ended April 30, 1996, when compared to the first quarter of the prior fiscal year. Changes in sales by operating group, were as follows:

                              Three Months Ended
                                 April 30, 1996
                            -----------------------
                                          % Change
                               Net          Over
                            Decrease     Prior Year
                            --------     ----------
Utility Products           $(178,000)      (21%)
Precision Metals              (6,000)       (2%)
                           ----------
Net Total                  $(184,000)
                           ==========

     The Utility Products Group's sales decrease for the three month period ended April 30, 1996, compared with the same period in the prior year, was a continuation of the reduced level of demand by this group's customers. The Company anticipates an increase in shipping levels in the second quarter of fiscal 1997, based on the backlog of orders that existed on April 30, 1996.

     The Precision Metals Group's sales decrease for the three month period ended April 30, 1996, compared with the same period in the prior year, occurred due to reduced order levels from several customers. The Company anticipates an increase in sales from the Precision Metals Group for the balance of fiscal 1997, due to anticipated orders from several new customers and the order backlog on April 30, 1996 with existing customers.

     Selling and administrative expenses for the three month period ended April 30, 1996 decreased by $91,000 compared to the same period in fiscal 1996. This reduction in fiscal 1997 was due to personnel and cost reductions and the absence of costs associated with the combination of implementation of the management agreement with the Company's new President and CEO in March, 1995 and related separation agreement with the former President and CEO.

     Interest expense for the three month period ended April 30, 1996 increased by $6,000 compared to the same period in fiscal 1996. This increase was due to higher interest rates. Due to current levels of borrowing, the Company expects interest expense to increase in the second quarter of fiscal 1997.

     For the three months ended April 30, 1996, the net loss from continuing operations was $88,000 compared to a net loss from continuing operations of $146,000 for the same period in the prior year. The fiscal 1997 period was adversely affected by decreased sales volume which offset improved operating margins and reduced selling and administrative costs. The fiscal 1996 period also contained a gain from the real estate sale recorded in discontinued operations of $18,000 net of income taxes.

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. For the three month period ended April 30, 1996, the Company recorded $49,000 of income tax benefit compared to $74,000 of income tax benefit in the same period in the prior fiscal year.

     In December 1994, a customer of the Company filed a breach of contract lawsuit against the Company due to paint imperfections on units supplied by the Company in fiscal 1994. The Company brought suit in Illinois against its insurance carrier seeking to be defended and indemnified by the carrier against this suit. In April, 1996, the Company requested dismissal without prejudice of the petition against the carrier with the intentions of refiling the suit in Missouri. Negotiations to reach a settlement acceptable to all parties are continuing.

                             PART II

                        OTHER INFORMATION


Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          See the Exhibit Index on page 13 of this Report.

          There were no reports on Form 8-K filed during the quarter ended April 30, 1996.

                            MRL, Inc.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              MRL, Inc.



     Date:  June 14, 1996     By:       /s/Larry J. Stallings
                                 ------------------------------------
                                   Larry J. Stallings
                                   President,
                                   Chief Executive Officer, and
                                   Chief Financial Officer

                             MRL, Inc.

                           EXHIBIT INDEX


Exhibit
Number                     Description
- -------     ---------------------------------------
  11        Computation of Weighted Average Number
            of Shares