Form 10-Q
period 1996-07-31
MRL INC
filed 1996-09-13
CIK 66965

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                           FORM 10-Q

                          (Mark One)

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1996
                             OR
[   ]     Transition Report Pursuant To Section 13 Or 15(d) of The
          Securities Exchange Act of 1934

For the transition period from ___________________ to ____________________

Commission file number:  0-1363

                           MRL, Inc.
      (Exact name of registrant as specified in its charter)

         Missouri                            43-0614403
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)


   287 N. Lindbergh Blvd.
        Suite 206
    St. Louis, Missouri                         63141
  (Address of principal                       (Zip Code)
    executive offices)

                        (314) 432-7222
      (Registrant's telephone number, including area code)

____________________________________________________________________________
              (Former name, former address and former
             fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X       No ___


Title of class of Common Stock          Number of Shares outstanding
                                           as of this report date

Common Stock, par value
$.10 per share                                   2,785,694

                                   PART I

                           FINANCIAL INFORMATION

                         CONDENSED BALANCE SHEETS
                       July 31 and January 31, 1996


                                           July 31        January 31
                                         (Unaudited)
Assets

Current Assets:
Cash and cash equivalents              $    (20,000)     $     66,000
Accounts receivable, net                    715,000           555,000
Inventories (Note B)                        945,000           809,000
Prepaid expenses and
 other current assets                        63,000            49,000
                                        -----------      ------------
  Total Current Assets                    1,703,000         1,479,000

Property, plant and equipment, net          250,000           266,000
Other assets                                 20,000            28,000
Deferred income taxes (Note D)               86,000                --
                                        -----------      ------------
                                        $ 2,059,000       $ 1,773,000
                                        ===========      ============

Liabilities and Shareholders'
  Equity (Deficit)

Current Liabilities:
Current maturities of long term
   debt and capital lease
   obligations                          $   700,000       $   472,000
Accounts payable                            809,000           581,000
Accrued expenses                            273,000           252,000
Accrued payroll and payroll taxes           129,000           107,000
                                        -----------       -----------
   Total current liabilities              1,911,000         1,412,000

Long-Term Obligations:
Long-term debt and capital lease
    obligations                           1,478,000         1,307,000

Less current maturities of
   long-term obligations                   (700,000)         (472,000)
                                        -----------       -----------
                                            778,000           835,000

Shareholders' Equity (Deficit):
Common stock                                279,000           279,000
Additional paid-in capital                1,351,000         1,351,000
Deficit                                  (2,063,000)       (1,907,000)
                                        -----------       -----------
                                           (433,000)         (277,000)

Less treasury stock                        (197,000)         (197,000)
                                        -----------       -----------
                                           (630,000)         (474,000)
                                        -----------       -----------
                                        $ 2,059,000       $ 1,773,000
                                        ===========       ===========


                                        UNAUDITED
                           CONDENSED STATEMENTS OF OPERATIONS
              For The Three and Six Months Ended July 31, 1996 and 1995

                                           Three Months Ended               Six Months Ended
                                        7/31/96          7/31/95         7/31/96        7/31/95
Net sales                             $1,523,000        $1,150,000     $2,587,000      $2,398,000
Cost of goods sold                     1,198,000           896,000      1,989,000       1,880,000
                                      ----------        ----------     ----------      ----------
  Gross profit                           325,000           254,000        598,000         518,000
Selling and administrative expenses      369,000           411,000        733,000         866,000
                                      ----------        ----------     ----------      ----------
  Operating income (loss)                (44,000)         (157,000)      (135,000)       (348,000)

Other income (expenses)
  Interest expense                       (62,000)          (43,000)      (108,000)        (83,000)
                                      -----------       -----------    -----------     ----------
    Income (loss) from continuing
     operations before income taxes     (106,000)         (200,000)      (243,000)       (431,000)

Income taxes (benefit)(Note D)           (37,000)          107,000        (86,000)         33,000
                                      -----------       -----------    -----------     ----------
  Income (loss) from continuing
    operations                           (69,000)         (307,000)      (157,000)       (464,000)

Discontinued operations
  Gain (loss) from operations of
   discontinued segment, net of
    taxes                                     --            (4,000)            --          25,000
                                      -----------       -----------    -----------     ----------
    Net income (loss)                 $  (69,000)       $ (311,000)    $ (157,000)     $ (439,000)
                                      ===========       ===========    ===========     ===========

Earnings (loss) per common
  share: (Note E)
  Continuing operations               $     (.03)       $     (.12)    $    (.06)      $     (.17)
  Discontinued operations                     --                --            --              .01
                                      -----------       -----------    ----------     ------------
    Net income (loss)                 $     (.03)       $     (.12)    $    (.06)     $      (.16)
                                      ===========       ===========    ==========     ============















































                                                 UNAUDITED
                                      CONDENSED STATEMENTS OF CASH FLOWS
                               For The Six Months Ended July 31, 1996 and 1995

                                                                       1996            1995
Cash flow from operating activities:
  Net income (loss)                                                 $(157,000)      $(439,000)

  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                    51,000          62,000
      Provision for bad debts                                           6,000           2,000
      (Gain) on sale of assets                                             --         (29,000)
      Common stock issuance                                                --          22,000

Changes in assets and liabilities:
  Increase in accounts payable                                        228,000         350,000
  (Increase) decrease in accounts receivable                         (165,000)          1,000
  (Increase) in inventories                                          (136,000)        (52,000)
  (Increase) decrease in deferred income taxes                        (86,000)         31,000
  Increase in accrued expenses                                         43,000          22,000
  (Increase) decrease in other, net                                    (6,000)         36,000
                                                                    ----------       --------
    Net cash (used in) provided by operating activities              (222,000)          6,000

Cash flows from investing activities:
  Capital expenditures                                                (35,000)         (5,000)
  Proceeds from disposal of fixed assets                                   --           7,000
  Collections on notes receivable                                          --         279,000
                                                                    ----------       --------
    Net cash provided by investing activities                         (35,000)        281,000

Cash flows from financing activities:
  Proceeds from line of credit                                        235,000         107,000
  Payments on long-term obligations                                   (64,000)       (305,000)
    Net cash provided by (used in) financing activities               171,000        (198,000)

    Net (decrease) increase in cash and cash equivalents              (86,000)         89,000

Cash and cash equivalents at beginning of year                         66,000          47,000
                                                                    __________       ________

Cash and cash equivalents at July 31                                $ (20,000)     $  136,000
                                                                    ==========     ==========

Supplemental cash flow information:
  Interest paid                                                    $   82,000      $   71,000
                                                                   ===========     ==========
  Income taxes paid                                                $       --      $       --
                                                                   ===========     ==========

Schedule of noncash financing and investing activities:
  Credit sale of property, plant and equipment                     $       --      $  338,000
                                                                   ===========     ==========
































                                   MRL, Inc.
                                   UNAUDITED
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


Note A -

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the Company's results of operations and changes in financial position for the three month and six month periods ended July 31, 1996 and 1995. All significant intercompany accounts and transactions are eliminated in consolidation.

The unaudited condensed statement of operations for the six month period ended July 31, 1995 has been restated to conform to the presentation of the statement of operations for the year ended January 31, 1996.

Note B -

The composition of inventory for the periods ended July 31, 1996 and January 31, 1996 is as follows:

                                          7/31/96         1/31/96

     Finished goods                     $   51,000      $  126,000
     Work in process                        78,000          54,000
     Raw materials and supplies            816,000         629,000
                                        ----------      ----------
     Total inventory                    $  945,000      $  809,000
                                        ==========      ==========

Note C -

On March 28, 1995, the Company sold its remaining property in Albuquerque, New Mexico for $375,000. Of the total price, 10% was paid in cash and the balance was paid by delivery of a New Mexico Real Estate Contract. During the six month period ended July 31, 1995, the Company experienced a $29,000 gain from the sale and recorded a Note Receivable of $338,000.

Note D -

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. The Company adopted "SFAS No. 109" as of February 1, 1993.

Total income tax expense (benefit) for the three and six month periods ended July 31, 1996 and 1995 was allocated as follows:


                                        1996              1995

     Three Months Ended July 31:
     Income from
     Continuing Operations           $ (37,000)        $ 107,000
     Discontinued Operations                --            (2,000)
                                     ---------         _________
                                      $(37,000)        $ 105,000

     Six Months Ended July 31:
     Income from
     Continuing Operations           $ (86,000)        $  33,000
     Discontinued Operations                --            (2,000)
                                     ---------         ---------
                                     $ (86,000)        $  31,000
                                     =========         =========

     Income tax expense (benefit) attributed to income from continuing operations consists of:

                                     Current      Deferred      Total


Three Months Ended July 31, 1996:
U.S. Federal                        $    --      $ (34,000)   $ (34,000)
State and Local                          --         (3,000)      (3,000)
                                    --------      ---------    ---------

                                    $    --       $ (37,000)  $ (37,000)
                                    ========      ==========  ==========

Three Months Ended July 31, 1995:
U.S. Federal                        $    --       $  98,000   $  98,000
State and Local                          --           9,000       9,000
                                    --------      ----------  ----------
                                    $    --       $ 107,000   $ 107,000
                                    ========      =========   =========

Six Months Ended July 31, 1996:

U.S. Federal                        $    --       $ (80,000)  $ (80,000)
State and Local                          --          (6,000)     (6,000)
                                    --------      ----------  ----------
                                    $    --       $ (86,000)  $ (86,000)
                                    ========      ==========  ==========

Six Months Ended July 31, 1995:

U.S. Federal                        $    --       $  30,000   $  30,000
State and Local                          --           3,000       3,000
                                    --------      ----------  ----------
                                    $    --       $  33,000   $  33,000
                                    ========      =========   =========



The provision for (reduction in) income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes as a result of the following differences:

                            Three Months Ended       Six Months Ended
                          7/31/96       7/31/95     7/31/96    7/31/95

Computed statutory
tax                      $(34,000)     $(71,000)  $(80,000)  $(139,000)

Increase (reduction)
in income taxes
resulting from:

State income taxes,
net of federal income
tax benefit                (3,000)       (6,000)    (6,000)    (12,000)

Alternative minimum
tax provision                  --            --         --          --

Change in the beginning
of the period balance of
the valuation allowance
for deferred tax assets       --        182,000         --     182,000
                         ---------     --------    ---------  --------
Income taxes             $(37,000)     $105,000    $(86,000)  $ 31,000
                         =========     ========    =========  ========







The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at July 31, 1996 and January 31, 1996 are presented below.

                                         7/31/96          1/31/96

Net operating loss carryforward        $1,756,000       $1,629,000
Plant and equipment, principally due
  to difference in depreciation            15,000           62,000
Inventories, principally due to
  additional costs inventoried for
  tax purposes pursuant to the Tax
  reform Act of 1986                       17,000           14,000
Accrued vacation pay                       12,000           11,000
Provision for loss on asset sale and
  lawsuit settlement                       59,000           59,000
Accounts receivable, principally due
  to allowance for doubtful accounts        6,000            4,000
Alternative minimum tax carryforwards       5,000            5,000
                                       ----------       ----------
  Total gross deferred tax assets       1,870,000        1,784,000
  Less valuation allowance              1,784,000        1,784,000
                                       ----------       ----------
  Net deferred tax assets              $   86,000       $       --
                                       ==========       ==========

At July 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,933,000 which are available to offset future federal taxable income, if any, for periods ending from fiscal 2004 through fiscal 2010. In addition, the Company had alternative minimum tax credit carryforwards of approximately $5,000 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

Note F -

Loss per share is computed using the weighted average number of shares of common stock outstanding of 2,685,694 and 2,663,042 for the three months ended July 31, 1996 and 1995, respectively, and 2,685,694 and 2,663,042 for the six months ended July 31, 1996 and 1995, respectively.






























                                   MRL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Capital Resources and Liquidity

On May 13, 1996, the Company entered into a $800,000 asset based lending agreement with Concord Growth Corporation ("Concord") to replace an existing $400,000 factoring agreement with Concord. The new loan agreement expires on June 13, 1997 and is renewable for successive six month periods. The loan is secured by all accounts receivable and inventory of the Company. As of July 31, 1996, the principal amount of loans outstanding under the agreement was $581,000. As of September 11, 1996, the Company had additional borrowing capacity permitted under the loan agreement of approximately $32,000, based on the collateral borrowing base as defined in the agreement.

Accounts payable increased $228,000 from January 31, 1996 to July 31, 1996. The increase was related to an inventory increase of $136,000 and an increase in accounts receivable of $160,000 during the same period reflecting increased sales levels in the quarter ending July 31, 1996.

The Company plans to continue to closely manage inventory and accounts receivable to maintain sufficient working capital to operate at anticipated sales levels. At the present time, days outstanding with respect to accounts receivable have been reduced compared to levels experienced during the first quarter of fiscal 1997.

Results of Operations

Sales increased 32% for the three month period and increased 8% for the six month period ended July 31, 1996, when compared to the same periods in fiscal 1996. Changes in sales by operating group, are as follows:

                                          Three Months Ended              Six Months Ended
                                            July 31, 1996                  July 31, 1996
                                        Net            % Change         Net           % Change
                                      Increase           Over         Increase          Over
                                     (Decrease)       Prior Year     (Decrease)       Prior Year

Utility Products                     $ 432,000            63%        $ 254,000           16%
Precision Metals                       (59,000)          (13%)         (65,000)          (8%)
                                     ----------                      ----------
Net Total                            $ 373,000                       $ 189,000
                                     ==========                      ==========


The increase in sales for the Utility Products Group in the first two quarters of fiscal 1997 compared with the same periods in the prior year is a result of increased demand by this group's customers. The Company believes sales for the balance of fiscal 1997 should compare favorably to the sales of $1,548,000 experienced during the last two quarters of fiscal 1996, based on the current backlog of orders and spending plans of its customers.

The Precision Metals Group experienced an decrease in sales for the three month and six month periods ended July 31, 1996 compared with the same periods in the prior year, primarily due to reduced order levels from several customers. The Company anticipates a growth in sales from the Precision Metals Group for the balance of fiscal 1997 based on current backlog levels, including orders from new customers.

Selling and administrative expenses for the three month and six month periods ended July 31, 1996 were $42,000 and $133,000 less than the comparable periods in the prior year, primarily as a result of the Company's cost reduction and restructuring efforts.

Interest expense for the three month and six month periods ended July 31, 1996 was $62,000 and $108,000 respectively. These amounts reflect a $19,000 and $25,000 increase when compared to the same periods in fiscal 1996 respectively. The increases were due to higher interest rates on borrowings in the fiscal 1997 periods.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") issued in February 1992. For the three month period ended July 31, 1996, the Company recorded $37,000 of income tax benefit compared to $105,000 of income tax expense in the same period in fiscal 1996. For the six month period ended July 31, 1996, the Company recorded $86,000 in income tax benefit compared to $33,000 income tax expense for the same period in fiscal 1996. For the three month and six month periods ended July 31, 1995 discontinued operations contained a $2,000 benefit for income taxes. The valuation allowance for deferred income taxes was increased by $182,000 during the three month period ended July 31, 1995. The fiscal 1995 income tax expense amounts were recorded as reductions to the deferred income tax asset and did not require a cash payment.

For the three months ended July 31, 1996, the Company experienced a $69,000 net loss compared to a net loss of $311,000 for the same period in the prior year. For the six months ended July 31, 1996, the net loss was $157,000 compared to net loss of $439,000 for the same period in the prior year. The fiscal 1996 periods were adversely affected by the adjustment to the valuation allowance for deferred income taxes. The six month period ended July 31, 1995 contained the gain from the real estate sale recorded in discontinued operations.

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

In July 1996, the Company was notified of a product liability claim related to a product manufactured by a division of the Company in 1981. The Division was sold in 1982. The Company has notified the appropriate insurance carrier and believes it has coverage under its product liability insurance policy for any potential liability. See Item 1 of Part II of this Report for additional information.

























                                    PART II

                               OTHER INFORMATION

Item 1.     Legal Proceedings

            In July 1996, the Company was informed that a lawsuit had been filed in Superior Court of New Jersey, Law Division - Middlesex County (Andrisani vs. Foley Lift Company, et al) in which a product liability claim had been made related to a product manufactured in 1981 by a division of the Company. The division was sold in 1982. Under the agreement of sale the Company agreed to be responsible for claims arising out of products manufactured by the Company prior to the date of sale of the division. The Company has notified the appropriate insurance carrier and believes that it has coverage under its products liability insurance policy for any potential liability.

Item 3.     Defaults Upon Senior Securities

            None

Item 6.     Exhibits and Reports on Form 8-K

     (a)    See Exhibit Index on Page 16.

     (b) There were no Reports on Form 8-K filed during the quarter ended July 31, 1996.









































                                 MRL, Inc.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MRL, Inc.



Date:  September 13, 1996              By: /s/ Larry J. Stallings

                                          Larry J. Stallings
                                          President, Chief Executive
                                          Officer, and Chief Financial
                                          Officer















































                                 MRL, Inc.

                              EXHIBIT INDEX


Exhibit
Number                Description

  10(q)    Asset Based Lending Loan Agreement dated
           May 13, 1996 with Concord Growth Corporation, filed herewith

  10(r)    First Amendment to Loan Agreement dated
           May 20, 1996 with Concord Growth Corporation, filed herewith

  10(s) Secured Promissory Note dated May 13, 1996, payable to Concord Growth Corporation, filed herewith

  10(t) Security Agreement dated May 13, 1996, in favor of Concord Growth Corporation, filed herewith

  11       Computation of Weighted Average Number
           of Shares, filed herewith

  27       Financial Data Schedule
           (filed in EDGAR version only)